Form 10-Q
period 1996-03-31
EXOTECH INC
filed 1996-05-17
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED:  MARCH 31, 1996  COMMISSION FILE NO. 0-4076



                              EXOTECH INCORPORATED
               (Exact name of Registrant as Specified in Charter)





State or Jurisdiction of
Incorporation or Organization:                       DELAWARE

IRS Identification No:                               54-0700888

Address of Principal Office:                         8502 Dakota Drive
                                                     Gaithersburg, MD. 20877

Registrant's Telephone Number:                       (301) 948-3060




Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes      [x]              No       [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                        COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT
   MARCH 31, 1996                           942,387

                              EXOTECH INCORPORATED

                                     INDEX


PART I   FINANCIAL INFORMATION                                                            PAGE NO.
                  CONSOLIDATED CONDENSED BALANCE SHEET
                  MARCH 31, 1996  AND JUNE 30, 1995................................           2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - THREE MONTHS AND NINE MONTHS
                  ENDED MARCH 31, 1996 AND 1995               .....................           3

                  CONSOLIDATED CONDENSED STATEMENTS OF
                  CHANGES IN FINANCIAL POSITION - NINE MONTHS
                  ENDED MARCH 31, 1996 AND 1995               .....................           4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS                        .....................           5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS                               .....................           6


PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION......................................         7/8

                  SIGNATURES                                  .....................           9



                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                                         ASSETS

                                            March 31,                           June 30,
                                              1996                                1995
                                           (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                        $   8,609                          $  10,932
Inventories
 Work in Process                                591,632                            528,965
 Raw Materials                                   32,625                             32,625
 Finished Goods                                  14,000                             14,000
Cash and Other Current Assets                     2,017                              1,426
                                                -------                              -----

Total Current Assets                            648,883                            587,948

PROPERTY, PLANT AND EQUIPMENT
 NET                                                416                                584
OTHER NON CURRENT ASSETS                          7,026                              7,849
                                                -------                            -------

TOTAL ASSETS                                    656,325                            596,381
                                                =======                            =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses          93,241                             51,997
Other Current Liabilities                       400,129                            335,279
Notes Payable                                   369,512                            311,793
                                                -------                            -------
Total Current Liabilities                       862,882                            699,069

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                     97,014                             97,014

Paid-in-Surplus                               1,169,645                          1,169,645
Deficit                                      (1,360,796)                        (1,256,927)
Treasury Stock (27,748 shares)                 (112,420)                          (112,420)
                                             -----------                        -----------
Total Shareholders' Equity                     (206,557)                          (102,688)

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                         656,325                            596,381
                                                =======                            =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                  1996                                        1995
                                       --------------------------                  ---------------------------

                                      3 Mos.                 9 Mos.                3 Mos.                  9 Mos.
                                     ----------- ENDED -----------                ----------- ENDED -----------
                                      3/31                    3/31                 3/31                     3/31
REVENUE
Contract Sales                      $101,659               $261,015             $169,075                $308,449

EXPENSES
Direct Labor                             380                  1,973                1,654                   2,314
Overhead                               4,924                 16,998                7,270                  18,840
Materials                                 36                     36                   --                     142
Travel                                    --                    848                   --                      --
General & Administrative                 735                  2,307                1,238                   3,585
Inventory Costs                       70,002                234,836              156,881                 276,681
                                      -------               --------             --------                -------

Cost of Contract Services             76,076                256,997              167,043                 301,562

Operating Income (Loss)               25,583                  4,018                2,032                   7,134

Miscellaneous Income                      --                     --                   --                      --
Research and Development Cost             --                (88,100)                  --                      --
Interest & Other                      (6,548)               (19,786)              (6,808)                (20,240)
                                      -------               --------              -------                --------

NET INCOME BEFORE
  TAXES                               19,035               (103,868)              (4,776)                (13,106)
State Income Tax
 Provision                                --                     --                   --                      --
                                      -------              ---------           ----------               --------
NET INCOME (LOSS)                     19,035               (103,868)              (4,776)                (13,106)

Weighted Average Number of
Common Shares
Outstanding                          942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                           0.020                 (0.110)              (0.005)                 (0.014)

DIVIDENDS PER
 COMMON SHARE                           None                   None                 None                    None

See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                          NINE MONTHS ENDED MARCH 31,

                                                                                1996                       1995
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                             (103,868)                    (13,106)
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 863                       1,966
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                  2,323                     (22,217)
     (Increase) Decrease in Prepaid Expenses                                       628                          45
     (Increase) Decrease in Inventory                                          (62,667)                     34,009
     Increase (Decrease) in Accts. Payable                                      41,244                     (24,389)
     Increase (Decrease) in Payroll/Emp. Benefits                               45,176                      10,918
     Increase (Decrease) in Accrued Interest                                    19,674                      19,933
                                                                                -------                     ------

Cash Provided By or (Used) For Operating Transactions                          (56,627)                      7,061
     -----------     ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             57,719                          --
Payments on Notes                                                                   --                      (4,900)
                                                                             ----------                     -------

Cash Provided By or (Used For) Financing Transactions                           57,719                      (4,900)

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                               --                        (687)
Deposits                                                                           128                          --
                                                                                -------                     ------

Cash Provided By or (Used For) Investing Transactions                              128                        (687)
     -----------     ---------                                                  -------                      ------

INCREASE (DECREASE) IN CASH                                                      1,220                       1,474
- ---------------------------

CASH BALANCE - BEGINNING                                                            32                       1,083
- ------------------------                                                        -------                     ------
CASH BALANCE - ENDING                                                           $1,252                      $2,557
- ---------------------                                                           =======                     ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:


                           ------------------------------------ COMPARISON  OF ------------------------------------------

                               THREE MONTHS                      THREE MONTHS                          NINE MONTHS
                             ----------------                  ----------------                      -------------
                        Mar 31            Dec 31            Mar 31          Mar 31               Mar 31            Mar 31
                          1996              1995              1996            1995                 1996              1995
Net Sales                 101,659           103,839           101,659         169,075              261,015           308,696
Cost of Sales               5,339             7,887             5,339           8,924               19,854            21,296
G&A Expense                   735               719               735           1,238                2,307             3,585
Inventory Cost             70,002           119,784            70,002         156,881              234,836           276,681
Interest & Other           (6,548)           (6,637)           (6,548)         (6,808)             (19,786)          (20,240)

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and June 30, 1995 and the results of operations and changes in financial position for the nine months ended March 31, 1996 and 1995 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per  share   computations  have  been  based  on  the  weighted  average  shares outstanding of 942,387 for the nine months ended March 31, 1996.


NOTE 3.

Notes Payable at March 31, 1996 consist of four demand notes of $74,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $225,512 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments. At March 31, 1996, there was an outstanding Producer Loan of $15,000 without interest. This loan may be prepaid, in whole or in part, at any time, without penalty.

I.        CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED
          MARCH 31, 1996.


          In the nine months period ended March 31, 1996, a decrease of $102,878 in working capital resulted from a net loss from operations of $103,868, offset in part by $990 in non-fund charges.


II.       INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE
          MONTHS PERIOD AND THE SAME QUARTER AND NINE MONTHS PERIOD
          LAST YEAR.

          Revenue for the quarter ended March 31, 1996, at $101,659 was $67,416 lower compared to the same period one year earlier. Operating income was $25,583 compared to a loss of $2,032 in the quarter ended March 31, 1995. After six months of poor results related to the costly development of a production version of a new product, a recovery in the latest quarter with a build-up of product inventory at reasonable cost is in the opinion of Management, an indication of improved potential for results in the fourth quarter.

          For the nine months period ended March 31, 1996, revenue of $261,015 was 15.4% lower than that achieved one year earlier. The large net loss of $103,868 reflects the expenditure of resources in the second quarter to complete the development of the company's newest product. Production of the fully developed instrument was started in the third quarter. In the opinion of Management, the development work will provide for improved fourth quarter results.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, resulting in occasional slow payments to creditors, and hampering the development of new business to the fullest extent possible. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of March 31, 1996 was $153,000, lower by $50,800 compared to the backlog at December 31, 1995.


ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           EXOTECH INCORPORATED

                                                                REGISTRANT




DATE:         May 16, 1996






ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER




ROBERT D. SADLER, ASSISTANT SECRETARY