Form 10-K
period 1996-06-30
EXOTECH INC
filed 1996-09-26
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR FISCAL YEAR ENDED:  JUNE 30, 1996                 COMMISSION FILE NO. 0-4076


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

                       SECURITIES REGISTERED PURSUANT TO
                       SECTION 12 (b) OF THE EXCHANGE ACT

                                      None

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12 (g) OF THE ACT

                    Common Stock par value $0.10 per share.

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

At June 30, 1996, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $56,750.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


ITEM 1.       GENERAL DESCRIPTION AND BUSINESS ACTIVITIES

         A. General - There have been no changes in the organization of the Company during the past fiscal year. The Company has been neither a party to, nor contemplates, any actions of bankruptcy, receivership, or reorganization during the past or current fiscal years. No material assets were acquired, no acquisitions or dispositions are anticipated. The basic nature and conduct of the business is expected to continue as in the past.

         B. Financial information about industry segments - In the opinion of Management, the Company has one industry segment: (1) electro-optics and electronic instrument systems and related services.

         1. Electro-optics products - The Company's principal products are: (1) a laser bacteria colony counter used in food and drug processing and laboratory testing environments, (2) a printed circuit board (PCIB) which interfaces the laser-scanner instrument with many models of the personal computers, (3) a crystallographic scanner that evaluates the lattice structure orientation of semiconductor crystals on the basis of surface morphology measurements, (4) a hand-held four channel-ground truth radiometer used for earth resource studies in conjunction with the LANDSAT satellite and also independent studies, and (5) an automated spiral plater that precisely and rapidly dispenses microbial samples onto rotating agar plates used in laboratories performing bacterial enumeration work.

         These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. The others are sold directly by the Company. They are built for inventory in lots of 25 units, with two or more lots of the well established products generally being sold in about one year. It is intended that these products will be updated periodically to keep them abreast of new technological developments and will remain products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace the model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was scheduled for the first six months of fiscal year 1996. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past fifteen years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services were fixed price. There was a government contract for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are being received from government contractors using five of the MTF tester systems.

         The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. An active marketing effort through correspondence and personal contacts, as well as personal presentations, is continuing to introduce this product to semiconductor crystal growers, processors and manufacturers. Additionally, the Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are well-known potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

         Some of the component parts for the products discussed above are fabricated to the Company's specifications and design. Other parts are standard electronic or optical components available off-the-shelf. The availability of these components is dependent upon several independent manufacturers and distributors. Delays due to strikes, material availability or scheduling problems could adversely affect the Company's assembly and delivery schedules. A few parts have only one source; however, the suppliers are proven, reliable businesses. The Company does not rely on foreign sources for raw materials, other than to the extent U. S. manufacturers acquire their supplies overseas. An energy crisis or fuel shortage would have no more of an adverse effect on the Company than on other firms requiring lighting, heat and modest amounts of electric power for offices and shops.

         Among its current electro-optical products the Company holds an exclusive license and foreign patent applications on the Crystallographic
Scanner. There are little or no seasonal variations in the business of this segment, other than for radiometers which tend to attract greater interest during the spring and fall seasons.

         Working capital is a continuing problem for the Company. There is currently no working capital financing available through a financial institution, although producer loans made by Spiral Biotech, Inc. were used to finance colony counter production in prior fiscal years. The limited availability of working capital results in occasional cash on delivery orders or delays in paying suppliers. All products are guaranteed as to parts and workmanship for a period of six months to one year. The only warranty work incurred in the past year was repair of two Model 4000 Autoplates and a Model 200 Vacuum Source at nominal cost.

         The colony counter, Autoplate, crystallographic scanner and radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

         Sales  in  July  and  August  1996  amounted  to  $70,300,   comprising
Autoplates, radiometers, vacuum sources and miscellaneous repair and calibration services. Backlog in this segment at June 30, 1996 was $279,000.

         Business performed for the Government in this segment is on a fixed-price basis and therefore not subject to renegotiation; however, the contracts could be terminated for non-delivery or failure to meet specifications. There are other manufacturers of the products of this segment, most of them larger and with greater resources available to fund development and production. Competition is very keen for the available market. The Company strives to improve its existing products and produce highly reliable state-of-the-art instruments.

         2. General Description of Business - Research and development by the Company in the past affected four products: (1) bacteria colony counters; (2) four channel radiometers, (3) data processors for bacteria colony counters and,
(4) Model 500 Crystallographic Scanners. In fiscal year 1992 , the

Company, in collaboration with Spiral Biotech, Inc., engaged in development of computer controlled, stepper motor actuated automation for bacteria colony plating and counting instruments. The applications comprise coordinated precise motions on as many as four axes. The purpose of this work is to enhance the technological excellence and competitive edge of the next generation of the Company's products for the microbiological laboratory market. This work, completed in March, 1992, resulted in a colony counter with automated features, and a proof-of-concept and demonstration model of a new spiral plater instrument. Total expenditures for the spiral plater effort amounted to $63,000 of which $20,000 was funded by Spiral Biotech, Inc. The development of the new plating instrument was completed, and produced by Melvezi-Prolion, a development and manufacturing firm in Holland.

         Following the termination of importing of the instrument from Holland, the Company, early in 1995, designed a replacement instrument and, concurrent with development work, began production of 12 units on an order from Spiral Biotech, Inc. The order was increased to 22 units in November 1995, with the final unit of this lot shipped in February 1996. A follow-on order for 25 instruments resulted in shipments of 18 more units prior to June 30, 1996.

         In the electro-optics segment of the business, autoplates, colony counters and related equipment sales accounted for 82% of the year's sales, 5% from the MTF parts, calibration and maintenance; and 13% from miscellaneous sales and repair work.

         For the fiscal year ended June 30, 1996, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty is cash flow shortage which has caused delays in meeting some current obligations. It is the opinion of management that progress in resolving cash flow related problems, although elusive in the past several years, will be re-established in fiscal year 1997 provided that modest increases in instrument sales, and maintenance and repair work continue and that ongoing demonstrations and trial applications of the Crystallographic Scanner result in sales of this product. Strengthening of revenues and stringent controls of costs are necessary to enable profits from operations to remedy cash flow problems.

         The capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State or local regulations enacted to control the discharge of materials into the environment or otherwise relating to the protection of the environment.

         The Company and its subsidiary employ five persons; two are classified as professional and three as semi-professional. The Company did not conduct operations in foreign countries.

ITEM 2.      PROPERTIES

         The Company, and its wholly-owned subsidiary, Exotech Research & Analysis, Inc. have been in their present facilities at 8502 Dakota Drive, Gaithersburg, Maryland 20877 since November, 1987. The premises consist of approximately 4,500 square feet of office space and laboratory facilities.

         In November 1995, the Company entered into a three year lease extension with McShea Management, Inc. of Gaithersburg, Maryland for the presently occupied facility.

ITEM 3.       LEGAL PROCEEDINGS

         Neither the company nor its subsidiary are parties to any material pending legal proceedings nor is any of their property the subject of any material pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the past fiscal year.

                                    PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
              HOLDER MATTERS.

         a.  Price range of Common Stock

           The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 1995 and 1996.)


                 -------------BID AND ASK PRICES--------------

                         1996                           1995
                         ----                           ----

    FIRST QUARTER        Bid, Nominal / Ask, 1/2        Bid, Nominal / Ask, 1/2
    SECOND QUARTER       Bid, Nominal / Ask, 1/2        Bid, Nominal / Ask, 1/2
    THIRD QUARTER        Bid, Nominal / Ask, 1/2        Bid, Nominal / Ask, 1/2
    FOURTH QUARTER       Bid, Nominal / Ask, 1/2        Bid, Nominal / Ask, 1/2

         b. Approximate number of Equity Security Holders.

                TITLE OF CLASS:     Common Stock

                APPROXIMATE NUMBER OF SHAREHOLDERS
                (As of September 27, 1996:)                       620

         c. Dividends.

         No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.         SELECTED FINANCIAL DATA

Selected Income Statement Data:

                                   -------------FISCAL YEAR------------

                                  1996              1995             1994
                                  ----              ----             ----

Net Sales                         $367,259         $370,102          $437,330

Income before Taxes
& Extraordinary
 Credit                           (152,584)         (68,130)          (35,448)

Net Income (Loss)                 (152,584)         (68,130)          (35,448)

Per Share:
 Net Income (Loss)                    (.16)            (.07)             (.04)



Selected Balance Sheet Data:

                                   -------------FISCAL YEAR------------

                                   1996              1995             1994
                                   ----              ----             ----

Current Assets                     $563,209         $587,808          $643,836
Current Liabilities                 825,952          699,068           688,834

Working Capital                   (262,743)        (111,261)          (44,998)

Total Assets                        570,541          596,241           654,136

Stockholders' Equity
and Accumulated
Deficit                          $(255,411)       $(102,827)         $(34,698)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULT OF OPERATIONS.

         Strong competition in a generally weak market for scientific laboratory and field instruments was again characteristic of the Company's fiscal year ended June 30, 1996. The depressed level of sales experienced in the prior three years eased somewhat with sales of a new automated plater instrument in the second half of the period. Revenues of $367,259 showed a decline of 1.0% from the prior year. This level of income was achieved despite serious difficulties and delays in delivering the new instrument, by sales in repairs, parts, maintenance and calibration services for a broad range of laboratory instruments. Sales of platers, laser bacterial colony counters and related accessory equipment increased by $193,500, however, there were no sales of radiometers or Crystallographic Scanners. Service and parts sales for Modulation Transfer Function Testers increased by $8,100, but service and maintenance sales for the broad range of laboratory instruments was down by $164,400 compared to the prior year.

         The large net loss for this fiscal year reflects write-off of $129,000 in one-time development costs incurred in putting a new instrument into production. Management's plan was to complete the electronic system design and development in-house and contract the mechanical final design and development to a computer-assisted-design service with an established record in machining and sheet metal fabrication shops. After two months of delays and finding that the mechanical design was unsatisfactory, this contract was terminated and under the pressure of schedule requirements, this phase of development was taken in-house. The result was that parts and fabrications had to be produced from preliminary drawings prepared by the company's very small staff. Necessary refinements were made during the course of building the early production units. The costs associated with this ad hoc procedure were some five times greater than expected under the original plan.

         Backlog at June 30, 1996, was $279,000 compared to $81,000 one year earlier. Sales in July and August amounted to $70,300, about $34,300 more than in the comparable period in 1995. In the opinion of Management, recent revisions in marketing strategy will rejuvenate sales of laser scanner instruments when they are offered with a reliable automated spiral plater. Despite the financial limitations that have impeded marketing, it is believed that recent collaborative studies and demonstrations of capabilities directed at potential customers have improved opportunities for sales of Crystallographic Scanner instruments.

         Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the past three years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays will enable the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. The Company's management and employees continue to be committed to reestablishing progress toward our goal of profitability.

Linton, Shafer & Company, P.A.
Certified Public Accountants
6 West Second Street
Frederick, MD  21701
301-663-5122
Principals: Edmond B. Gregory III, CPA, CBA
Kevin R. Hessler, CPA
Donald C. Linton, CPA, CFP
Joseph M. McCathran, CPA
Ronald W. Shafer, CPA

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Exotech, Incorporated


         We have audited the accompanying consolidated financial statements and related schedules of Exotech, Incorporated and Subsidiary included on pages 11 through 20 of the annual report on Form 10- K of Exotech, Incorporated and Subsidiary as of June 30, 1996 and 1995 and for the years ended June 30, 1996, 1995 and 1994. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $152,584 during the year ended June 30, 1996. This fact, among others discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                       /s/ Linton, Shafer & Company, P.A.



September 20, 1996

                      EXOTECH INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE YEARS ENDED JUNE 30

         The following consolidated statements of operations of the Company and its subsidiary have been audited by Linton, Shafer & Co., P.A., independent certified public accountants, for the three years presented as set forth in their report included in this Annual Report. Reference is made to the report of Linton, Shafer & Co., P.A. in which the opinion is subject to the realization of the carrying value of certain assets and fulfillment of lease obligations. Reference is made to Note 1 of the Notes to the Consolidated Financial Statements for a description of operations of the Company and to Note 2 for a description of the principal accounting policies followed by the Company.


                                                          1996                      1995                     1994
                                                          ----                      ----                     ----
REVENUES
Contract Sales                                        $367,259                  $370,102                 $437,330

COST OF SALES
Direct Cost and Overhead                               364,448                   363,721                  441,390
General and Administrative                               1,178                     4,324                    4,752
                                                         -----                     -----                    -----

TOTAL COST OF SALES                                    365,626                   368,045                  446,142
                                                       -------                   -------                  -------

OPERATING PROFIT (LOSS)                                  1,633                     2,057                  (8,812)
- -----------------------

OTHER REVENUES
 (EXPENSES)
Miscellaneous                                            4,600                  (43,365)                    1,116
R&D Costs                                            (129,000)                        --                       --
Interest                                              (29,817)                  (26,822)                 (27,752)
                                                      --------                  --------                 --------

NET LOSS BEFORE TAXES                                (152,584)                  (68,130)                 (35,448)
- ---------------------

INCOME TAXES                                                --                        --                       --
                                                      --------                  --------                 --------


NET LOSS                                            $(152,584)                 $(68,130)                $(35,448)
- --------                                            ==========                 =========                =========

Loss per
Common Share                                             (.16)                     (.07)                    (.04)

Weighted average number
of common shares
outstanding                                            942,387                   942,387                  942,387

The accompanying notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30


                                                                   1996                      1995
                                                                   ----                      ----
CURRENT ASSETS

Cash                                                               $105                       $32

Accounts Receivable
(Note 2) Billed                                                  11,073                    54,300
Less: Allowance for Doubtful Account                                 --                  (43,368)

Inventories, at lower of
average cost or market
(Note 2)                                                        551,687                   575,450

Prepaid Expenses and Advances                                       344                     1,394
                                                                 ------                   -------

CURRENT ASSETS                                                  563,209                   587,808

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)

Laboratory Equipment                                            160,980                   160,980
Office Furniture & Equipment                                     70,550                    70,550
                                                                 ------                  --------
                                                                231,530                   231,530

Less accumulated
 depreciation and
 amortization                                                 (231,119)                 (230,946)
                                                              ---------                 ---------

Total Property, Plant and Equipment - Net                           411                       584

OTHER ASSETS

Miscellaneous                                                     6,921                     7,849
                                                                  -----                     -----

TOTAL ASSETS                                                   $570,541                  $596,241
                                                               --------                  --------

The accompanying Notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                              1996                      1995
                                              ----                      ----

CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                            $372,294                  $311,793

Accounts Payable and Other
 Accrued Liabilities                       105,664                    51,996
Accrued Payroll and Employee
 Benefits                                   67,180                    46,845
Accrued Officer Salary and
 Benefits                                  201,510                   212,285
Accrued Interest                            79,304                    76,149
                                            ------                    ------

Current Liabilities                        825,952                   699,068

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10
 per share; 1,500,000 shares
 authorized; 970,135 shares
 issued and outstanding                    97,014                    97,014

Paid in Surplus                         1,169,645                 1,169,645
Accumulated Deficit                    (1,409,650)               (1,257,066)
Treasury Stock 27,748 shares
 at cost                                 (112,420)                 (112,420)
                                         ---------                 ---------
                                         (255,411)                 (102,827)
                                         ---------                 ---------

Total Liabilities and
 Shareholders Deficit                     $570,541                  $596,241
                                          ========                  ========

The accompanying Notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30


INCREASE (DECREASE) IN CASH                                                        1996               1995             1994
- ---------------------------                                                        ----               ----             ----
CASH FLOWS FROM OPERATING TRANSACTIONS
Net Loss:                                                                       $(152,584)        $(68,130)         $(35,448)
     Add: Non Cash Income Determinants
     Depreciation & Amortization                                                    1,101            2,454             3,809
     Add (Deduct): Changes in Current Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                      (141)          83,447           (44,579)
     (Increase) Decrease in Prepaid Expenses                                        1,050             (572)               29
     (Increase) Decrease in Inventory                                              23,764          (27,899)           (3,176)
     Increase (Decrease) in Accounts Payable                                       53,667           (4,484)          (10,613)
     Increase (Decrease) in Accrued Payroll & Related                               9,560           15,176            30,314
     Increase (Decrease) in Accrued Interest                                        3,155           26,447            23,859
                                                                                    ------          -------           ------
Cash Provided By (or) Used In Operating Transactions                             $(60,428)         $26,439          $(35,805)
     -----------      -------                                                    ---------         --------         ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:
Proceeds from Notes                                                                87,500            4,000            55,000
Payment on Notes                                                                  (26,999)         (30,903)          (21,500)
                                                                                  --------         --------          --------
Cash Provided By (or) Used In Financing Transactions                               60,501          (26,903)           33,500
     -----------      -------                                                      -------         --------           ------

CASH FLOWS FROM INVESTING TRANSACTIONS:
Purchase of Equipment                                                                   --            (587)            1,334
                                                                                   -------            -----          -------
Cash Provided By (or) Used In Investing Transactions                                    --            (587)            1,334
     -----------      -------                                                      -------            -----          -------

INCREASE (DECREASE) IN CASH                                                            73           (1,051)             (971)
CASH BALANCE - BEGINNING                                                               32            1,083             2,054
                                                                                     -----           ------          -------
CASH BALANCE - ENDING                                                                $105              $32           $ 1,083
                                                                                     =====             ====       ==========

SUPPLEMENTAL INFORMATION
Interest Paid                                                                      $26,160           $3,740           $2,936
Taxes                                                                                   --               --               --

The accompanying notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
                    FOR THE THREE YEARS ENDED JUNE 30, 1996


                                            Common Stock
                                             ($0.10)                 Paid-In          Accumulated              Treasury Stock
                                                                                                             ----------------
                                            Par Value                Surplus           (Deficit)              Shares      Cost

Balance, June 30, 1993              970,135        $97,014        $1,169,645         $(1,153,488)          27,748        $(112,420)
Add (Deduct)                        -              -              -                  -                     -             -
Net Profit (Loss)                   -              -              -                      (35,448)          -             -

Balance, June 30, 1994              970,135        $97,014        $1,169,645         $(1,188,936)          27,748        $(112,420)
Add (Deduct)                        -              -              -                  -                     -             -
Net Profit (Loss)                   -              -              -                      (68,130)          -             -

Balance, June 30, 1995              970,135        $97,014        $1,169,645         $(1,257,066)          27,748        $(112,420)
Add (Deduct)                        -              -              -                  -                     -             -
Net Profit (Loss)                   -              -              -                     (152,584)          -             -

Balance June 30, 1996               970,135        $97,014        $1,169,645         $(1,409,650)          27,748        $(112,420)

The accompanying notes are an integral part of these statements.

                              EXOTECH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 1996, the Company had an operating profit of $1,633. The Company had an operating profit of $2,057 in the prior fiscal year. At June 30, 1996, approximately $75,000 of accounts payable were more than 30 days old.

The accompanying financial statements have been prepared on the "going concern" basis of generally accepted accounting principles. The ability of the Company to continue normal operations is dependent upon its ability to obtain the required amounts of working capital to finance the existing contracts, to continue the acquisition of additional contracts, and to pursue instrument sales at prices sufficient to recover costs and some profits.

Inventory of Crystallographic Scanners have experienced no sales activity since their development approximately four years ago. Efforts have recently been intensified to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. Should those efforts fail, the company may be forced to charge off the carrying value of approximately $243,000 against income.

At June 30, 1996, the remaining value (backlog) of existing sales contracts were approximately $279,000.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company is a manufacturer of Electro-optical instruments. It performs the research and development required for those products.

Principle of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, after elimination of all significant intercompany transactions.

Revenue Accounting
The Company records revenue earned based on shipments of units of its products.

Inventory
Finished goods inventory is stated on the basis of the lower of costs (average) or market value.

Depreciation
The Company uses a straight-line, or if appropriate, the accelerated cost recovery system method of depreciation for both tax and financial reporting purposes. The following depreciable lives are used:

          Laboratory equipment                                   5 or 8 years
          Office furniture and equipment                         5 years
          Leasehold improvements                                 Life of lease
          Patents                                                17 years

Depreciation expenses recorded in the consolidated statement of operations are as follows: 1994 - $3,809, 1995 - $2,454, and 1996 - $1,101. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
Differences between income (loss) for financial reporting purposes and tax arise due to (a) the use of the completed-contract method of accounting for long-term, fixed-price contracts for income tax reporting purposes and the per units shipped method for financial statement purposes, (b) the capitalization and amortization of research and development costs for income tax reporting purposes although these costs have been deducted in prior periods for financial statement purposes; and (c) timing differences in deducting anticipated losses on contracts.

Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." In applying the standard the Company considered temporary differences for net operating losses incurred for accounting purposes but not yet utilized for income tax purposes. The company has $352,209 of accumulated net operating losses that can be used in future years to reduce taxable income. The effect of this temporary difference is a deferred tax asset of $144,406. The net change in the deferred tax asset from the prior year is an increase of $27,849. While the accounting standard allows companies to recognize such assets, Exotech has elected to provide a valuation allowance for the full amount because of the uncertainty of realizing the benefits. The net operating losses expire in the years 1996-2009. Following is a table reconciling accounting net loss to taxable net loss for each of the last three years ended June 30.

                                     1995              1994              1993
                                     ----              ----              ----
Accounting Net Loss             $(68,130)         $(35,448)         $(23,854)
Patent Amortization               (8,674)           (9,874)          (10,874)
                                  -------           -------          --------
Taxable Net Loss                $(76,804)         $(45,322)         $(34,728)
                                =========         =========         =========


Repairs and Betterments
Repairs are expensed as incurred. Betterments are capitalized and depreciated over the remaining useful life of the assets.

Accounts Receivable
Accounts receivable consist of amounts billed from sales as of June 30, 1996. In the prior fiscal year an allowance for doubtful accounts was set up for $43,368. This amount represents a fee for research and development costs from fiscal year ended June 30, 1994. This amount has since been written off, and there is no allowance for doubtful accounts as of June 30, 1996, as the Company considers accounts receivable to be fully collectible.

Cash And Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(3)      INVENTORY

Inventories are summarized as follows:
                                                        1996              1995
                                                        ----              ----

                Raw Materials                        $32,625          $ 32,625
                Goods in Process                     505,062           528,825
                Finished Goods                        14,000            14,000
                                                   ---------         ---------
                                                    $551,687          $575,450

(4)      RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred.

(5)      NOTES PAYABLE

Notes payable at June 30, 1996, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $217,294 are payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained Producer Loans from Spiral Biotech,Inc. that are secured by inventory instruments (bacteria colony counters) at a negotiated interest rate.

                                                                         1996                      1995
                                                                         ----                      ----
Average* aggregate amount outstanding during year                    $352,712                  $333,089
Maximum amount outstanding during year                                372,294                   338,297
Average* interest rate on loans
outstanding at end of year                                              8.50%                     8.48%
Average* interest rate incurred
during the period                                                       8.50%                     8.50%

*Average amounts outstanding during the year and related average interest rates were determined from the average of the month-end amounts outstanding. The average interest rate at each year-end was determined from the weighted average of amounts outstanding at that time.

(6)      COMMITMENTS AND CONTINGENCIES

All operations of the Company and subsidiary were conducted in leased facilities. In March 1990, the Company entered into a lease agreement for a three-year period for the present facilities at 8502 Dakota Drive, Gaithersburg, MD. This lease was renegotiated and extended for three years expiring November 30, 1995 and was again extended for an additional three years effective December 1, 1995. The current lease expires November 30, 1998.

Non-Financing                              1999            1998            1997
                                          ------          ------          -----
Building                                 $13,220         $31,344         $30,431

(7)      EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.


(8)      SUPPLEMENTAL PROFIT AND LOSS INFORMATION


         Description                                      1996                  1995                  1994
         -----------                                      ----                  ----                  ----
Taxes other than income:

         Payroll                                        $9,588               $14,487               $18,307
         Franchise, Personal Property and
           other Miscellaneous                           1,137                 2,681                 1,528

         Rents, including equipment rental              40,097                39,823                38,488

(9)      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between management and its independent public accounting firm.

(10)     TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $340,841 and $343,507 for the fiscal years ended June 30, 1996 and 1995, respectively. Amounts due from such sales at June 30, 1996 and 1995 were $11,073 and $58,252, respectively. Sales were consummated on terms to those prevailing with unaffiliated customers.

(11)     FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash, cash equivalents, short-term investments: The carrying amounts reported in the Consolidated Balance Sheets approximate fair values because of the short maturities of the instruments.

(12)     VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:


                                                                Additions:
                                                  Balance       Charged to                            Balance
                                                Beginning        Costs and                             End of
         Description                            of Period         Expenses        Deductions           Period
Allowance deducted from asset to which it applies:
   Allowance for Doubtful Accounts:
     Year Ended June 30, 1995                 $   -- 0 --          $43,368        $43,368(A)       $  -- 0 --

   Allowance for Depreciation:
     Year Ended June 30, 1996                     194,097              174                            194,271

     Year Ended June 30, 1995                     192,571            1,526                            194,097

     Year Ended June 30, 1994                     188,762            3,809                            192,571

Note (A): Uncollected receivables written off.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                  (a), (b), (e)

NAME:                       ROBERT G. LYLE (67)
Business experience         President, CEO of the
during past 5 years         Company and subsidiary; Director
Other Positions:            None
Other Directorships:        None

NAME:                       JAMES G. PAULI (41)
Business experience         Managing Consultant, Electronic Data Systems, Inc.
during past 5 years         Management Analyst, Price Waterhouse
Other Positions:            Treasurer
Other Directorships:        None

NAME:                       ANDREW WONG (43)
Business experience         Vice President, Marketing, GE Spacenet
during past five years      Director, Business Development, COMSAT
Other Positions:            None
Other Directorships:        Board of Advisors, Univ. of California,
                            Lawrence Livermore Laboratory

Note: All terms expire in December, 1997

               c. Not applicable.

               d. There are no family relationships between any of the above listed directors and any other director or executive officer of the Company.

               f. None of the directors or executive  officers have been subject
to  any  bankruptcy  or  insolvency   proceedings,   criminal  proceedings,   or
injunctions against dealing in investments during the past three years.


ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in management received remuneration of $60,000 or more. Directors and officers as a group of four people: $3,900.

               B. No annuity, pension or retirement benefits are proposed to be paid to any director or officer in the event of his retirement. No remuneration payments are proposed to be made in the future, directly or indirectly, to any director or officer by the Company or its subsidiary pursuant to any existing plan or arrangement.

               C. There are no fees paid to directors for services in that capacity.

               D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 1996. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 1996.

               E. Termination of employment - the Company has no employment termination agreements with officers or employees.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth, as of September 27, 1996, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:

                                            AMOUNT AND NATURE OF          %
NAME AND ADDRESS                            BENEFICIAL OWNERSHIP        CLASS

Carter C. Chinnis                     Of Record           90,244
                                      Beneficially         1,200
                                      Total               91,444          9.70
Robert G. Lyle                        Of Record           68,242          7.24
William T. Stephens                   Of Record           96,449         10.23
Denzil C. Pauli                       Of Record          204,547         21.70
Calvin S. Koonce                      Of Record          102,100         10.83
Samuel Schalkowsky                    Of Record           92,076          9.77

Current officers and directors as a group own a total of 68,242, representing 7.24% of Common Stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                a. Transactions with management and others. The Company was not a party to material transactions since the beginning of its last fiscal year in which a holder of 5% of the securities of the Company had or has a direct or indirect material interest, other than in the normal course of bacteria colony counters and related equipment sales on an exclusive basis with Spiral Biotech, Inc. owned by a shareholder holding 9.77% of the Company's stock.

                b. Certain Business relationships. None of the Company's directors, executive officers, or nominees for director have a working relationship with any of the Company's vendors, customers or sources of working capital that would be sizeable enough to generate a conflict of interest or undue influence, to the best knowledge of management. William T. Stephens, is the Company's legal counsel; however, revenue generated by services rendered to the Company do not exceed 5% of that law firm's revenues.

                c. Indebtedness of Management. No director or officer of the Company or any associate of any director or officer were indebted to the Company.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 10-K

A       1.     LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.

                                                                                                      PAGE NO.
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................  9-10
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1996....................................................................................  11
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995....................................................  12-13
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1996..............................................................................  14
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
 INVESTMENT - FOR THE THREE YEARS ENDED JUNE 30, 1996...................................................  15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................  16-20

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Columns omitted from schedules filed have been omitted because the information is not applicable.

Individual financial statements of the Company are omitted because it is primarily an operating company and the subsidiary included in the consolidated financial statements being filed in the aggregate does not have minority equity interests and/or indebtedness to any person other than the parent in the amounts which together exceed 5% of the total consolidated assets at the date of the latest balance sheet filed excepting indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year of its creation, whether evidenced by securities or not, and indebtedness which is collateralized by the parent by guarantee, pledge, assignment or otherwise.

A.       2.       Parent and Subsidiary

         The Company has no parent. The subsidiary of the Company is:

                  NAME:   EXOTECH RESEARCH & ANALYSIS, INC.

                  STATE OF INCORPORATION:   DELAWARE

                  SECURITIES OWNED BY THE COMPANY:   COMMON STOCK, 100%

         The foregoing is included in the consolidated statements of the Company and subsidiary.

                                        SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





  September 27, 1996                       BY:       /s/ Robert G. Lyle
                  DATE                          ROBERT G. LYLE, PRESIDENT &
                                                CHIEF EXECUTIVE OFFICER



  September 27, 1996                       BY:      /s/ James G. Pauli
                  DATE                          JAMES G. PAULI, TREASURER
                                                AND DIRECTOR



  September 27, 1996                       BY:      /s/ Andrew Wong
                  DATE                          ANDREW WONG, SECRETARY &
                                                DIRECTOR