Form 10-Q
period 1996-09-30
EXOTECH INC
filed 1996-11-25
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  SEPTEMBER 30, 1996                COMMISSION FILE NO. 0-4076
                   -------------------                                    ------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                             COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT
   SEPTEMBER 30, 1996                                         942,387
                                                              -------

                              EXOTECH INCORPORATED


                                     INDEX



PART I   FINANCIAL INFORMATION                                        PAGE NO.

         CONSOLIDATED CONDENSED BALANCE SHEET
         SEPTEMBER 30, 1996  AND JUNE 30, 1996.................          2

         CONSOLIDATED CONDENSED STATEMENT OF
         OPERATIONS - THREE MONTHS ENDED
         SEPTEMBER 30, 1996 AND 1995...........................          3

         STATEMENT OF CASH FLOWS FOR THREE
         MONTHS ENDED SEPTEMBER 30, 1996 AND 1995..............          4

         NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS..................................          5

         MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF CONSOLIDATED CONDENSED STATEMENT
         OF OPERATIONS.........................................          6


PART II  OTHER INFORMATION

         OTHER FINANCIAL INFORMATION...........................         7/8

         SIGNATURES        ....................................          9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                 SEPTEMBER 30,                        June 30,
                                                                     1996                               1996
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                             $ 18,560                           $ 11,073
Inventories
 Work in Process                                                    533,417                            505,062
 Raw Materials                                                       32,625                             32,625
 Finished Goods                                                      14,000                             14,000
Cash and Other Current Assets                                           837                                449
                                                                   --------                           --------
Total Current Assets                                               $599,439                           $563,209

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                    368                                411
OTHER NON CURRENT ASSETS                                              6,689                              6,921
                                                                   --------                           --------
TOTAL ASSETS                                                       $606,496                           $570,541
                                                                   ========                           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                            $122,612                           $105,664
Other Current Liabilities                                           343,631                            347,994
Notes Payable                                                       392,294                            372,294
                                                                   --------                           --------
Total Current Liabilities                                          $858,537                           $825,952

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                         97,014                             97,014

Paid-in-Surplus                                                   1,169,645                          1,169,645
Deficit                                                          (1,406,280)                        (1,409,650)
Treasury Stock (27,748 shares)                                     (112,420)                          (112,420)
                                                                   ---------                          ---------
Total Shareholders' Equity                                         (252,041)                          (255,411)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                             $606,496                           $570,541
                                                                    ========                           ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                             1996                      1995
                                         THREE MONTHS              THREE MONTHS
                                             ENDED                     ENDED
                                         SEPTEMBER 30              SEPTEMBER 30
                                       ----------------          --------------

REVENUES

Contract Sales                             $110,796                  $ 55,517

EXPENSES

Direct Labor                                    654                       766
Overhead                                        786                     5,862
Materials                                        -                        142
General & Administrative                        144                       853
Inventory Costs                              98,712                    45,050
                                           --------                  --------

Cost of Contract Sales                      100,296                    52,531

Operating Income (Loss)                      10,500                     2,986

Other Revenue (Expenses):                         -                         -

Interest & Other                             (7,130)                   (6,601)

NET INCOME BEFORE TAXES                       3,370                    (3,615)

State Income Tax                                  -                         -
NET INCOME (LOSS)                             3,370                    (3,615)

Weighted Average Number of
Common Stock Outstanding                    942,387                   942,387

EARNINGS (LOSS) PER
COMMON SHARE                                   .004                     (.004)
DIVIDENDS PER COMMON SHARE                     NONE                      NONE


See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                                                1996                       1995
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                             $  3,370                   $ (3,615)
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 275                        289
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                 (7,487)                     5,495
     (Increase) Decrease in Prepaid Expenses                                         6                        564
     (Increase) Decrease in Inventory                                          (28,355)                   (79,339)
     Increase (Decrease) in Accts. Payable                                      16,948                     21,982
     Increase (Decrease) in Payroll/Emp. Benefits                              (11,493)                    14,744
     Increase (Decrease) in Accrued Interest                                     7,130                      6,582
                                                                              --------                   --------

Cash Provided By or (Used) For Operating Transactions                          (19,606)                   (33,298)
     -----------    ----------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             30,000                     33,219
Payment on Notes                                                                10,000
                                                                              --------                   --------
Cash Provided By or (Used For) Financing Transactions                           20,000                     33,219
     -----------    ----------
CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits                                                                          -                           128
                                                                              --------                   --------

Cash Provided By or (Used For) Investing Transactions                               -0-                       128
     -----------    ----------

INCREASE (DECREASE) IN CASH                                                        394                         49

CASH BALANCE - BEGINNING                                                           105                         32
                                                                              --------                   --------
CASH BALANCE - ENDING                                                         $    499                   $     81


                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and June 30, 1996 and the results of operations and changes in financial position for the three months ended September 30, 1996 and 1995 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per  share   computations  have  been  based  on  the  weighted  average  shares outstanding of 942,387 for the three months ended September 30, 1996 and 1995.


NOTE 3.

Notes Payable at September 30, 1996 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $217,294 are payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (bacteria colony counters). At September 30, 1996, there was an outstanding Producer Loan of $20,000 with interest at 9% per annum. This loan may be prepaid, in whole or in part, at any time, without penalty.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                          ---------------------------------------- COMPARISON  OF ---------------------------------
                                                     THREE MONTHS ENDED                                    THREE MONTHS ENDED

                                            Sept 30                      June 30                     Sept 30                Sept 30
                                            1996                         1996                        1996                   1995
                                            -------                      -------                     -------                -------

Net Sales                                  $110,796                     $106,244                    $110,796                $55,517

Cost of Sales                                 1,440                        5,164                       1,440                  6,628

General & Administrative
 Expenses                                       144                          295                         144                    853

Inventory Costs                              98,712                      103,170                      98,712                 45,050

Interest & Other                              7,130                        7,036                       7,130                  6,601


                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, resulting in occasional slow payments to creditors, and hampering the development of new business to the fullest extent possible. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depends upon sustained operations as a going concern.

The dollar amount of the backlog as of September 30, 1996 was $237,952, a decrease of $41,048 from the backlog of the preceding quarter ended June 30, 1996.


ITEM 6 (B)

No reports on Form 8-K were filed in this quarter.

I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED
          SEPTEMBER 30, 1996.


          In the three months period ended September 30, 1996, an increase of working capital of $3,645 resulted from a net profit from operations of $3,370 and non-fund charges of $275.



II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH PERIOD LAST YEAR.

          Revenue for the quarter ended September 30, 1996, was higher by $55,279 or 96% than the results one year earlier. Operating costs were increased in the most recent quarter by $47,765 or 91% compared to the prior year. The result was an operating profit of $10,500 and a net gain of $3,370 compared to a net loss of $3,615 in the quarter ended one year earlier.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            EXOTECH INCORPORATED

                                                                 REGISTRANT




DATE:         November 19, 1996




/s/ Robert G. Lyle
---------------------------------------
    ROBERT G. LYLE, PRESIDENT AND CHIEF
    EXECUTIVE OFFICER