Form 10-K/A
period 1996-06-30
EXOTECH INC
filed 1997-01-09
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                       FORM 10-K (AMENDED 6 JANUARY 1997)

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

         These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. These products and related service work have accounted for up to approximately 93 percent of the Company's sales in the last two fiscal years. The others are sold directly by the Company. They are built for inventory in lots of 25 units, with two or more lots of the well established products generally being sold in about one year. It is intended that these products will be updated periodically to keep them abreast of new technological developments and will remain products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace the model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was scheduled for the first six months of fiscal year 1996. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past fifteen years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services were fixed price. There was a government contract for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are being received from government contractors using five of the MTF tester systems.

         The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. An active marketing effort through correspondence and personal contacts, as well as personal presentations, is continuing to introduce this product to semiconductor crystal growers, processors and manufacturers. However, there have been no sales of this instrument over the past four years. The Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are well-known potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

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

         There are little or no seasonal variations in the business, other than for radiometers which tend to attract greater interest during the spring and fall seasons.

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

         Business performed for the Government is on a fixed-price basis and therefore not subject to renegotiation; however, the contracts could be terminated for non-delivery or failure to meet specifications. There are other manufacturers of the Company's products, most of them larger and with greater resources available to fund development and production. Competition is very keen for the available market. The Company strives to improve its existing products and produce highly reliable state-of-the-art instruments.

         2. General Description of Business - Research and development by the Company in the past affected four products: (1) bacteria colony counters; (2) four channel radiometers, (3) data processors for bacteria colony counters and, (4) Model 500 Crystallographic Scanners. In fiscal year 1992, the Company, in collaboration with Spiral Biotech, Inc., engaged in development of computer controlled, stepper motor actuated automation for bacteria colony plating and counting instruments. The applications comprise coordinated precise motions on as many as four axes. The purpose of this work is to enhance the technological excellence and competitive edge of the next generation of the Company's products for the microbiological laboratory market. This work, completed in March, 1992, resulted in a colony counter with automated features, and a proof-of-concept and demonstration model of a new spiral plater instrument. Total expenditures for the spiral plater effort amounted to $63,000 of which $20,000 was funded by Spiral Biotech, Inc. The preliminary design of the new plating instrument was completed, and produced by Melvezi-Prolion, a development and manufacturing firm in Holland.

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

         In the biotechnology instruments business, autoplates, colony counters and related equipment sales accounted for 82% of the year's sales, 5% from the MTF parts, calibration and maintenance; and 13% from miscellaneous sales and repair work.

         For the fiscal year ended June 30, 1996, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty is cash flow shortage which has caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in the past several years, will be re-established in fiscal year 1997 provided that modest increases in instrument sales, and maintenance and repair work continue and that ongoing demonstrations and trial applications of the Crystallographic Scanner result in sales of this product. Strengthening of revenues and stringent controls of costs are necessary to enable profits from operations to remedy cash flow problems.

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected Income Statement Data:

                                 ----------------------------------  FISCAL YEAR  ---------------------------------

                                      1996              1995              1994             1993              1992
                                      ----              ----              ----             ----              ----
Net Sales                          $367,259          $370,102          $437,330         $435,813          $432,139

Income before Taxes
& Extraordinary
 Credit                            (152,584)          (68,130)          (35,448)         (23,854)          (73,801)

Net Income (Loss)                  (152,584)          (68,130)          (35,448)         (23,854)          (73,801)

Per Share:
 Net Income (Loss)                     (.16)             (.07)             (.04)            (.03)             (.08)


Selected Balance Sheet Data:

                                 ----------------------------------  FISCAL YEAR  ---------------------------------

                                      1996              1995              1994             1993              1992
                                      ----              ----              ----             ----              ----
Current Assets                     $563,209          $587,808          $643,836         $597,081          $497,326
Current Liabilities                 825,952           699,068           688,834          611,775           491,034

Working Capital                    (262,743)         (111,261)          (44,998)         (14,694)            6,292

Total Assets                        570,541           596,241           654,136          612,525           515,638

Stockholders' Equity
and Accumulated
Deficit                           $(255,411)        $(102,827)         $(34,698)             750            24,604

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULT OF OPERATIONS.

         The Company's revenues of $367,259 were 1.0% lower than in fiscal year 1995, and 16% lower than in fiscal year 1994. The declines over these years related in part to organizational and personnel disruptions in the Company's principal customer for biotechnology instruments, Spiral Biotech, Inc., and the sub-par quality of an imported automated plater instrument, sold as a part of a system including Exotech products. The Company's new product has replaced this instrument.

         Sales of platers, laser bacterial colony counters and related accessory equipment increased to $302,700 compared to $89,800 in 1995 and $200,200 in 1994. There were no sales of radiometers nor Crystallographic Scanners, although radiometer sales were $16,400 and $27,700 respectively in 1995 and 1994. Service and parts sales for Modulation Transfer Function Testers were $17,350 compared to $9,000 and $57,000 respectively in 1995 and 1994. Service and maintenance sales for the broad range of laboratory instruments was down to $47,200 compared to sales of $146,700 in the prior year and $85,700 in fiscal 1994.

         Continued efforts to control the cost of sales resulted in an operating profit of $1,633 compared to $2,057 in fiscal year 1995 and a loss $8,812 in 1994. However, the impact of interest and research and development costs resulted in a net loss of $152,584 compared to losses of $68,130 and $35,448 in 1995 and 1994, respectively.

         An increase in demand notes needed to sustain development of a new automated plater instrument caused an increase in interest expense to $29,817 compared to $26,822 in the prior year, and $27,752 in fiscal 1994. A charge of $129,000 was incurred in the past year for research and development to search out the combination of electronic and mechanical technology needed to design and develop a state-of-the-art instrument with strong sales potential in a highly competitive market. In the opinion of Management, that objective was achieved through intense effort to deliver two preproduction prototypes and 14 units of the new instrument in the second quarter of fiscal 1996.

         In the third and fourth quarter of the past year, orders for instruments and services were increased by Spiral Biotech, Inc. bringing sales to about the level of the prior year and increasing backlog to $279,000 at June 30, 1996, compared to $81,000 one year earlier and $45,300 at the end of fiscal year 1994. In the opinion of Management, recent improvements in the marketing of the biotechnology products will rejuvenate sales of the laser scanner instruments together with increasing sales of the new automated plater.

         Despite financial limitations that have impeded marketing of the Crystallographic Scanner instruments, management believes that the results of on-going collaborative studies and demonstrations of capabilities will improve the prospects of sales to the potential customers who continue to show interest in that instrument system. Furthermore, management is committed to explore the prospects for collaborative arrangements with several well established suppliers of manufacturing equipment to the semiconductor producer industry as a means to generate increased exposure and sales potential for this product.

         Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the past three years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. With a new product now experiencing a good level of acceptance in the market, and growth in the Company's backlog for its other biotechnology-related products, Management believes that increasing revenue will provide for progress in generating sufficient cash to support operations in fiscal year 1997. Additionally, the opportunity to build on the results of our current activity will be pursued to reactivate sales of the Crystallographic Scanner instruments and technology.

         The Company continues to meet its cash flow obligations, although at times delayed in some cases of trade payables and payroll, with receipts from sales and financing activities comprised of loans from the Company's President and from Spiral Biotech, Inc., its principal customer. The loans from Spiral Biotech are secured by ordered instruments in progress and range from 30 to 40 percent of the purchase order value for the total order. No loans are in default. The fluctuations in accounts payable relate to the amount of work-in-progress for products on order.

         It is noted that the Company's property, plant and equipment are nearly fully depreciated. However, all essential items of these assets are maintained in good repair and no replacements nor additions are anticipated in the next year or more.

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

                                                          1996                      1995                     1994
                                                          ----                      ----                     ----
REVENUES
Contract Sales                                        $367,259                  $370,102                 $437,330

COST OF SALES
Direct Cost and Overhead                               364,448                   363,721                  441,390
General and Administrative                               1,178                     4,324                    4,752
                                                         -----                     -----                    -----

TOTAL COST OF SALES                                    365,626                   368,045                  446,142
                                                       -------                   -------                  -------

OPERATING PROFIT (LOSS)                                  1,633                     2,057                  (8,812)

OTHER REVENUES
 (EXPENSES)
Miscellaneous                                            4,600                  (43,365)                    1,116
R&D Costs                                            (129,000)                        --                       --
Interest                                              (29,817)                  (26,822)                 (27,752)
                                                      --------                  --------                 --------

NET LOSS BEFORE TAXES                                (152,584)                  (68,130)                 (35,448)

INCOME TAXES                                                --                        --                       --
                                                      --------                  --------                 --------


NET LOSS                                            $(152,584)                 $(68,130)                $(35,448)
                                                    ==========                 =========                =========
Loss per
Common Share                                             (.16)                     (.07)                    (.04)

Weighted average number
of common shares
outstanding                                            942,387                   942,387                  942,387

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

Inventory of Crystallographic Scanners have experienced no sales activity since their development approximately four years ago. Efforts have recently been intensified to develop a marketing agreement with an established marketer of capital equipment to the crystal growers and processors, or alternatively to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. Should those efforts fail, the company may be forced to charge off the carrying value of approximately $243,000 against income.

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

Depreciation and Amortization
The Company uses a straight-line method of depreciation and amortization for both tax and financial reporting purposes. The following time periods are used:

     DEPRECIATION:
                Laboratory equipment                  5 or 8 years
                Office furniture and equipment        5 years

     AMORTIZATION:
                Leasehold improvements                Life of lease
                Patents                               12 years

Depreciation expenses recorded in the consolidated statement of operations are as follows: 1994 - $3,809, 1995 - $2,454, and 1996 - $1,101, including amortization of patents at the rate of $928 in each year. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 1996 due to the operating losses for each of those years.

At June 30, 1996, the Company had net operating loss carryforwards of $371,357 which begin to expire in 1997. The Company also has incurred research and experimental expenses of $129,000 in 1996, and $54,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized.

The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                                        1996                  1995                  1994
                                                      --------              --------              ------
Net operating loss carryforward                      $148,543              $150,545              $119,923
Deferred research and
         experimental expenses                         48,174                 5,204                 8,673
Less: Valuation allowance                            (196,717)             (155,749)             (128,596)
                                                     ---------             ---------             ---------

Deferred Tax Asset - net                               - 0 -                 - 0 -                 - 0 -
                                                     =========             =========             =========

Net increase in valuation allowance                  $(40,968)             $(27,153)
                                                     =========             =========

Following is a table reconciling the Company's accounting net loss for each of the last three years ended June 30.

                                                        1996                  1995                  1994
                                                      -------               -------               -------
Accounting Net Loss                                  $152,584               $68,130               $35,448
Nondeductible expense                                                          (250)
Research and experimental costs:
    Capitalized on tax return                        (129,000)                  -                     -
    Tax amortization                                   21,574                 8,674                 9,874
                                                     --------              --------              --------
Taxable Net Loss                                     $ 45,158              $ 76,554              $ 45,322
                                                     ========              ========              ========

Repairs and Betterments
Repairs are expensed as incurred. Betterments are capitalized and amortized over the remaining useful life of the assets.

Accounts Receivable
Accounts receivable consist of amounts billed from sales as of June 30, 1996. In the prior fiscal year an allowance for doubtful accounts was set up for $43,368. This amount represents a claim for product development costs from fiscal year ended June 30, 1994. This amount has since been written off, and there is no allowance for doubtful accounts as of June 30, 1996, as the Company considers accounts receivable to be fully collectible.

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

(4)      RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. In the fiscal year 1996, $129,000 of R&D costs related to the new Autoplate 4000 product were incurred and written off. There were no R&D costs in the prior two years.

(10)     TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $340,841, $335,736 and $340,397, (about 93, 91 and 78 percent, respectively, of total sales) for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Amounts due from such sales at June 30, 1996 and 1995 were $11,073 and $10,932, respectively. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(12)     VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:

                                                                Additions:
                                                  Balance       Charged to                            Balance
                                                Beginning        Costs and                             End of
         Description                            of Period         Expenses        Deductions           Period
         -----------                            ---------         --------        ----------           ------
Allowance deducted from asset
 to which it applies:
   Allowance for Doubtful Accounts:
     Year Ended June 30, 1995                 $   -- 0 --          $43,368        $43,368(A)       $  -- 0 --

   Allowance for Depreciation:
     Year Ended June 30, 1996                     230,946              174                            231,119

     Year Ended June 30, 1995                     229,420            1,526                            230,946

     Year Ended June 30, 1994                     226,539            2,881                            229,420

   Allowance for Amortization
    of Patents:
     Year Ended June 30, 1996                       6,959              928                              7,887

     Year Ended June 30, 1995                       6,031              928                              6,959

     Year Ended June 30, 1994                       5,103              928                              6,031

Note (A): Uncollected receivables written off.

Linton, Shafer & Company, P.A.
Certified Public Accountants
6 West Second Street
Frederick, MD  21701
301-663-5122

Principals: Edmond B. Gregory III, CPA, CBA
Kevin R. Hessler, CPA
Donald C. Linton, CPA, CFP
Joseph M. McCathran, CPA
Ronald W. Shafer, CPA


                     Consent of Certified Public Accountants


We have issued our report dated September 20, 1996, accompanying the financial statements and schedules of Exotech, Incorporated and Subsidiary contained in the annual report on Form 10-K of Exotech, Incorporated and Subsidiary as of June 30, 1996 and 1995, and for the years ended June 30, 1996, 1995 and 1994. We consent to the use of the aforementioned report in the amendments to Form 10-K, as amended January 6, 1997.


                       /s/ Linton, Shafer & Company, P.A.
                       __________________________________

January 6, 1997

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                  (a), (b), (e)

NAME:                                       ROBERT G. LYLE (67)
                                            President, CEO of  the  Company  and
                                            subsidiary; Director
Business experience
during past 5 years                         Same as above, since 1977
Other Positions:                            None
Other Directorships:                        None

NAME:                                       JAMES G. PAULI (41)
                                            Treasurer   (2)  and  Director  (4);
                                            Member  of   Audit   Committee   (4)
Business experience                         -  Managing  Consultant,  Leader  of
during past 5 years                         Management Study Teams at Electronic
                                            Data  Systems,   Inc.,  Herndon,  VA
                                            Data   Systems    Consultants    and
                                            Designers (1)
                                            -  Management     Analyst,     Price
                                            Waterhouse  Audit   and   Management
                                            Consulting Firm (5)
Other Positions:                            None
Other Directorships:                        None

NAME:                                       ANDREW WONG (43)
                                            Secretary and Director  (1);  Member
                                            of Audit Committee (1)
Business experience                         - Vice President, Marketing, General
during past five years                      Electric-Spacenet,   McLean, VA (1).
                                            Manager  of  Marketing  Function for
                                            Telecommunications         Division.
                                            Responsible for  selling  customized
                                            private  networks  to  businesses in
                                            the United States and  international
                                            markets.
                                            -  Director,   Business Development,
                                            COMSAT     Mobile    Communications,
                                            Bethesda, MD (4).   Responsible  for
                                            identification,     analysis     and
                                            implementation  of  mobile  wireless
                                            communications              business
                                            opportunities.

Other Positions:                            None
Other Directorships:                        Member,   Board    of    Engineering
                                            Advisors,   Univ.   of   California,
                                            Lawrence Livermore Laboratory (2)
----------------------
Note: All terms expire in December, 1997

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

ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $3,900 in disbursements for the group health and life insurance premiums for the Chief Executive Officer.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 27, 1996, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:

                                             AMOUNT AND NATURE OF            %
NAME AND ADDRESS                             BENEFICIAL OWNERSHIP          CLASS

Carter C. Chinnis                      Of Record             90,244
303 N. Vine Street                     Beneficially           1,200
Richmond, VA  23220                    Total                 91,444         9.70

Robert G. Lyle Of Record                                     68,242         7.24
41957 Brightwood Lane
Leesburg, VA  22075

William T. Stephens                    Of Record             96,449        10.23
PO Box 1096
McLean, VA  22075

Denzil C. Pauli                        Of Record            204,547        21.70
13021 Bluhill Road
Aspen Hill, MD  20906

Calvin S. Koonce                       Of Record            102,100        10.83
6550 Rock Spring Drive
Bethesda, MD  20817

Samuel Schalkowsky                     Of Record             92,076         9.77
4003 Woodlawn Road
Chevy Chase, MD  20014

Current officers and directors as a group own a total of 68,242, representing 7.24% of Common Stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.      1.     LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.

                                                                   PAGE NO.
                                                                   --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.................  10-11
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1996...............................................  12
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995...............  13-14
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1996.........................................  15
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 INVESTMENT - FOR THE THREE YEARS ENDED JUNE 30, 1996..............  16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  17-22

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

         The Company has no parent. The subsidiary of the Company is:

                  NAME:   EXOTECH RESEARCH & ANALYSIS, INC.

                  STATE OF INCORPORATION:   DELAWARE

                  SECURITIES OWNED BY THE COMPANY:   COMMON STOCK, 100%

         The foregoing is included in the consolidated statements of the Company and subsidiary.

A.     3.       EXHIBITS

1. Exhibit No. 1 is the Restated Certificate of Incorporation of the Company which is hereby identified as a BASIC DOCUMENT. The document was originally filed pursuant to a Registration Statement (Form S-1) filed on November 8, 1968, and is incorporated herein by reference.

2. Exhibit No. 2 is the By-Laws of the Company as revised amended on April 16, 1971, which is hereby identified as a BASIC DOCUMENT. The document has been filed pursuant to FORM 10-K for the fiscal year ended June 30, 1971, and is incorporated herein by reference.

3. Exhibit No. 3 is a specimen copy of a certificate for the Company's common stock, par value $.10 per share, which is hereby identified as a BASIC DOCUMENT. The specimen was filed pursuant to a Registration Statement (form S-1) filed on November 8, 1968, and is incorporated herein by reference.

         (a) Exhibit No. 3a is a specimen copy of a certificate for the Company's common stock, par value $.10 per share, reprinted due to exhaustion of the initial supply. This specimen copy was identified as a BASIC DOCUMENT. This exhibit was filed with Form 8 for the fiscal year ended June 30, 1975, and is incorporated herein by reference.

4. Exhibit No. 4 is a CERTIFICATE OF AMENDMENT OF CERTIFICATE  OF  INCORPORATION
- EXOTECH SYSTEMS, INC. changing its name to EXOTECH RESEARCH AND ANALYSIS, INC. certified by the Secretary of the State of Delaware on the 12th day of
August 1975, which is identified as a BASIC DOCUMENT. The document was originally filed with the Form 10-K for the fiscal year ended June 30, 1976, and is incorporated herein by reference.

5. Exhibit No. 5 hereto is a CERTIFICATE OF OWNERSHIP AND MERGER merging EXO-REALTY, INC. into EXOTECH INCORPORATED, certified by the Secretary of State, State of Delaware on the 28th day of June, 1976, which is identified as a BASIC DOCUMENT. The document was originally filed with the Form 10-K for the fiscal year ended June 30, 1976, and is incorporated herein by reference.


B.     No Form 8-K reports were filed in the fiscal year covered in this report.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.





  January 7, 1997              BY:        /s/ Robert G. Lyle
  _______________                   ___________________________________________
         DATE                       ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER,
                                    PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR



  January 7, 1997              BY:        /s/ James G. Pauli
  _______________                   ___________________________________________
         DATE                       JAMES G. PAULI, TREASURER AND DIRECTOR




  January 7, 1997              BY:        /s/ Andrew Wong
  _______________                   ___________________________________________
         DATE                       ANDREW WONG, SECRETARY & DIRECTOR