Form 10-Q/A
period 1996-09-30
EXOTECH INC
filed 1997-01-09
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.



                       FORM 10-Q (AMENDED 6 JANUARY 1997)



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

CLASS:                                      COMMON STOCK, PAR VALUE $0.10
                                            -----------------------------
OUTSTANDING AT
   SEPTEMBER 30, 1996                                942,387
                                                     -------

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


                                      ------------------------------------ COMPARISON  OF ----------------------------------
                                             THREE MONTHS ENDED                                   THREE MONTHS ENDED

                                      Sept 30                  June 30                       Sept 30             Sept 30
                                      1996                     1996                          1996                1995
                                      -------                  ----------                    -------             ----
Net Sales                             $110,796                  $106,244                     $110,796              $ 55,517

Cost of Sales                            1,440                     5,164                        1,440                 6,628

General & Administrative
 Expenses                                  144                       295                          144                   853

Inventory Costs                         98,712                   103,170                       98,712                45,050

Interest & Other                         7,130                     7,036                        7,130                 6,601

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

I.   CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     In the three months period ended September 30, 1996, an increase of working capital of $3,645 resulted from a net profit from operations of $3,370 and non-fund charges of $275. A loan of $20,000 was obtained from Spiral Biotech, Inc.. It is secured by the work-in-progress inventory of Laser Scanner instruments being under a purchase order from the lender for a total of $87,000. The pay down of the loan is scheduled out of the receipts for the instruments as they are delivered. The order covers ten instruments, the last of which is to be delivered in January 1997. The loan will be repaid in full at the delivery of the ninth unit.



II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH PERIOD LAST YEAR.

     Revenue for the quarter ended September 30, 1996, was higher by $55,279 or 96% than the results one year earlier. Operating costs were increased in the most recent quarter by $47,765 or 91% compared to the prior year. The result was an operating profit of $10,500 and a net gain of $3,370 compared to a net loss of $3,615 in the quarter ended one year earlier. The improvement of operating income, in the opinion of Management, is a continuation of the modest upturn achieved in the fourth quarter of fiscal year 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            EXOTECH INCORPORATED

                                                                  REGISTRANT




DATE:     January 7, 1997
      ____________________________



/s/ Robert G. Lyle
_____________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER