Form 10-Q
period 1996-12-31
EXOTECH INC
filed 1997-02-14
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  DECEMBER 31, 1996              COMMISSION FILE NO. 0-4076
                   ------------------                                  ------



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

                           Yes      [x]              No       [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                             COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT
   DECEMBER 31, 1996                                 942,387
                                                     -------

                              EXOTECH INCORPORATED

                                     INDEX



PART I   FINANCIAL INFORMATION                                          PAGE NO.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  DECEMBER 31, 1996  AND JUNE 30, 1996.................... 2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - SIX MONTHS ENDED
                  DECEMBER 31, 1996 AND 1995                  ............ 3

                  STATEMENT OF CASH FLOWS FOR SIX
                  MONTHS ENDED DECEMBER 31, 1996 AND 1995................. 4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS                        ............ 5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS                               ............ 6


PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION............................. 7/8

                  SIGNATURES                                  ............ 9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    December 31,       June 30,
                                                        1996             1996
                                                     (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                              $  18,833         $  11,073
Inventories
 Work in Process                                      570,509           505,062
 Raw Materials                                         32,625            32,625
 Finished Goods                                        14,000            14,000
Other Current Assets                                      258               344
Cash                                                    1,823               105
                                                      --------          -------
Total Current Assets                                  638,047           563,209

PROPERTY, PLANT AND EQUIPMENT
 NET                                                      324               411
OTHER NON-CURRENT ASSETS                                6,457             6,921
                                                      --------          -------

TOTAL ASSETS                                          644,829           570,541
                                                     =========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses               119,813           105,664
Other Current Liabilities                             359,393           347,994
Notes Payable                                         406,094           372,294
                                                      --------          -------
Total Current Liabilities                             885,300           825,952

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                           97,014            97,014

Paid-in-Surplus                                     1,169,645         1,169,645
Deficit                                            (1,394,710)       (1,409,650)
Treasury Stock (27,748 shares)                       (112,420)         (112,420)
                                                   -----------       -----------
Total Shareholders' Equity                           (240,471)         (255,411)

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                               644,829           570,411
                                                     =========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                  1996                                        1995
                                       -------------------------                   ---------------------------

                                     3 Mos.                 6 Mos.                3 Mos.                 6 Mos.
                                     ----------- ENDED -----------                ----------- ENDED -----------
                                     12/31                   12/31                12/31                    12/31
REVENUE
Contract Sales                        87,208                198,004              103,839                 159,356

EXPENSES
Direct Labor                           4,682                  5,336                  827                   1,593
Overhead                               9,282                 10,068                6,212                  12,074
Materials                                384                    384                  848                     848
General & Administrative                 852                    996                  719                   1,572
Inventory Costs                       52,488                151,200              207,884                 252,934
                                      -------               --------             --------                -------

Cost of Contract Services             67,688                167,984              216,490                 269,021

Operating Income (Loss)               19,520                 30,020             (112,651)               (109,665)

Miscellaneous Income                      --                     --                   --                      --
Interest & Other                      (7,799)               (14,929)              (6,637)                (13,238)
                                      -------               --------              -------                --------

NET INCOME BEFORE
  TAXES                               11,721                 15,091             (119,288)               (122,903)
State Income Tax
 Provision                                --                     --                   --                      --
                                  -----------            -----------           ----------              ---------
NET INCOME (LOSS)                     11,721                 15,091             (119,288)               (122,903)

Weighted Average Number of
Common Shares
Outstanding                          942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                             .01                    .02                 (.13)                   (.13)

DIVIDENDS PER
 COMMON SHARE                            None                   None                 None                    None

See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                         SIX MONTHS ENDED DECEMBER 31,


                                                              1996                       1995
                                                              ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                             15,091                    (122,903)
Add: Non cash Income Determinants
     Depreciation and Amortization                               551                         576
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable               (7,760)                      6,175
     (Increase) Decrease in Prepaid Expenses                      86                         629
     (Increase) Decrease in Inventory                        (65,447)                    (11,982)
     Increase (Decrease) in Accts. Payable                    14,149                      44,109
     Increase (Decrease) in Payroll/Emp. Benefits             (2,551)                     27,782
     Increase (Decrease) in Accrued Interest                  13,799                      13,164
                                                              -------                     ------

Cash Provided By or (Used) For Operating Transactions        (32,082)                    (42,450)
     -----------     ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                           33,800                      42,719
Payments on Notes                                                 --                          --
                                                              -------                     ------

Cash Provided By or (Used For) Financing Transactions         33,800                      42,719

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                             --                          --
Deposits                                                          --                         128
                                                              -------                     ------

Cash Provided By or (Used For) Investing Transactions             --                         128
     -----------     ---------

INCREASE (DECREASE) IN CASH                                    1,718                         397
---------------------------

CASH BALANCE - BEGINNING                                         105                          32
------------------------                                       ------                     ------
CASH BALANCE - ENDING                                          1,823                         429
                                                               ======                     ======

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and June 30, 1996 and the results of operations and changes in financial position for the six months ended December 31, 1996 and 1995 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per  share   computations  have  been  based  on  the  weighted  average  shares outstanding of 942,387 for the six months ended December 31, 1996 and 1995.


NOTE 3.

Notes Payable at December 31, 1996 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to one of the Company's present and two former directors. In addition, one demand note of $221,094 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (bacteria colony counters). At December 31, 1996, there was an outstanding Producer Loan of $30,000 with interest at 9.0% per annum. This loan may be prepaid, in whole or in part, at any time, without penalty.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                 ---------------------------------- COMPARISON  OF ---------------------------------

                                      THREE MONTHS                   THREE MONTHS                     SIX MONTHS
                                    ----------------                 ------------                    -----------
                                  Dec 31       Sept 30           Dec 31         Dec 31            Dec 31       Dec 31
                                   1996         1996              1996           1995              1996         1995

Net Sales                         87,208       110,796            87,208       103,839           198,004       159,356

Cost of Labor & Overhead          14,348         1,440            14,348         7,887            15,788        14,515
G&A Expense                          852           144               852           719               996         1,572
Inventory Cost                    52,488        98,712            52,488       207,884           151,200       252,934
                                  -------       -------           -------      --------          --------      -------
Cost of Sales                     67,688       100,296            67,688       216,490           167,984       269,021

Interest & Other                  (7,799)       (6,601)           (7,799)       (6,637)          (14,929)      (13,238)

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

The dollar amount of the backlog as of December 31, 1996 was $170,400, lower by $32,600 compared to that of the prior year, and $67,952 lower than the backlog at September 30, 1996. Negotiations have been completed that will increase backlog by $204,000 in February, 1997.


ITEM 6 (B)

There were no reports filed on Form 8-K for the six months ended December 31, 1996.

I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED
          DECEMBER 31, 1996.


          In the three months period ended December 31, 1996, a reduction of the working capital deficit of $11,845 resulted from a net profit from operations of $11,721 and non-fund charges of $275. A loan of $10,000 was obtained from Spiral Biotech, Inc.. It is secured by the work-in-progress inventory of Laser Scanner instruments being under a purchase order from the lender for a total of $87,000. The pay down of the loan is scheduled out of the receipts for the instruments as they are delivered. The order covers ten instruments, the last of which is to be delivered in February, 1997. The loan will be repaid in full at the delivery of the ninth unit.


II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND SIX MONTH PERIOD AND THE SAME QUARTER AND SIX MONTHS PERIOD LAST YEAR.

          Revenue for the quarter ended December 31, 1996, was lower by $16,631 compared to the same period in 1995. Operating income for the period was $19,520 compared to a loss of $112,651 in the prior year. In the opinion of Management, the most recent quarter results show a continuation of modest progress over the past three quarters toward profitable operations and recovery from the large losses incurred in the prior year.

          For the six months period ended December 31, 1996, revenue of $198,004 was higher by about 24 percent compared to the same period in 1995. On the same basis of comparison, the cost of sales was lower by about 38 percent, resulting in a net profit of $15,091 as opposed to an net loss of $119,288 in the prior year. These changes reflect the return to more normal operating conditions for the Company after an intense and very costly effort to develop a new product in the first half of the prior fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EXOTECH INCORPORATED

                                                      REGISTRANT




DATE:         February 13, 1997





/s/
___________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER