Form 10-K/A
period 1996-06-30
EXOTECH INC
filed 1997-02-27
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

             FORM 10-K (AMENDED 6 JANUARY 1997 AND 26 FEBRUARY 1997)

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR FISCAL YEAR ENDED:  JUNE 30, 1996       COMMISSION FILE NO. 0-4076
                       --------------                           ------


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

         The Company's revenues of $367,259 were 1.0% lower than in fiscal year 1995, and 16% lower than in fiscal year 1994. The declines over these years related in part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral
Biotech, Inc., and the sub-par quality of an imported automated plater instrument, sold as a part of a system including Exotech products. The Company's new product has replaced this instrument. The $43,365 billed in fiscal year 1994 proved uncollectible and was written off in the following year.

         Sales of platers, laser bacterial colony counters and related biotechnology products increased to $302,700 compared to $189,280 in 1995 and $220,402 in 1994. There were no sales of radiometers nor Crystallographic Scanners, although radiometer sales were $16,440 and $30,363 respectively in 1995 and 1994. Service and parts sales for Modulation Transfer Function Testers were $17,350 compared to $9,000 and $57,000 respectively in 1995 and 1994.
Service and maintenance sales for the broad range of other laboratory instruments was down to $47,584 compared to sales of $147,257 in the prior year and $85,700 in fiscal 1994. The higher sales of service in fiscal year 1995 resulted from repairs to the imported plater instrument mentioned above.

         The cost of operations, including $129,000 of research and development costs, resulted in an operating loss of $127,367 compared to a profit of $2,057 in fiscal year 1995 and a loss of $8,812 in 1994. The impact of interest costs resulted in a net loss of $152,584 compared to losses of $68,130 and $35,448 in 1995 and 1994, respectively.

         A net increase in demand notes of $60,501 needed to sustain development of a new automated plater instrument caused an increase in interest expense to $29,817 compared to $26,822 in the prior year, and $27,752 in fiscal 1994. A charge of $129,000 was incurred in the past year for research and development to search out the combination of electronic and mechanical technology needed to design and develop a state-of-the-art instrument with strong sales potential in a highly competitive market. In the opinion of Management, that objective was achieved through intense effort to deliver two preproduction prototypes and 14 units of the new instrument in the second quarter of fiscal 1996.

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

     Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the past three years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. With a new product now experiencing a good level of acceptance in the market, and growth in the Company's backlog for its other biotechnology-related products, Management believes that increasing revenue will provide sufficient cash to support operations throughout fiscal year 1997. Additionally, the opportunity to build on the results of our current activity will be pursued to reactivate sales of the Crystallographic Scanner instruments and technology.

         As shown in the Statements Of Cash Flows for the three years ended June 30 of 1996, 1995 and 1994, each period ended with a small positive cash balance. The result of operating net losses in 1996 and 1994 caused negative cash flow from operating transactions of ($60,428) and ($35,805) respectively. Offsetting in these cases were net proceeds from notes of $60,501 in 1996 and in 1994 $33,500 plus a return of deposited funds in the amount of $1,334, which limited the decrease in cash flow to ($971). In fiscal year 1995, $26,439 was provided by operating transactions. That amount was offset by a net pay down of notes of ($26,903) and purchase of equipment of ($587) causing a decrease in cash of ($1,051). The Company continues to meet its cash flow obligations, although at times delayed in some cases of trade payables and payroll, with receipts from sales and financing activities comprised of loans from the Company's President and from Spiral Biotech, Inc., its principal customer. The loans from Spiral Biotech are secured by ordered instruments in progress and range from 30 to 40 percent of the purchase order value for the total order. No loans are in default. The fluctuations in accounts payable relate to the amount of work-in-progress for products on order.

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
301-663-5122

Principals: Edmond B. Gregory III, CPA, CBA
Kevin R. Hessler, CPA
Donald C. Linton, CPA, CFP
Joseph M. McCathran, CPA
Ronald W. Shafer, CPA


                     Consent of Certified Public Accountants


We have issued our report dated September 20, 1996, accompanying the financial statements and schedules of Exotech, Incorporated and Subsidiary contained in the annual report on Form 10-K of Exotech, Incorporated and Subsidiary as of June 30, 1996 and 1995, and for the years ended June 30, 1996, 1995 and 1994. We consent to the use of the aforementioned report in the amendments to Form 10-K, as amended January 6, 1997 and February 26, 1997.


                                         /s/ Linton, Shafer & Company, P.A.

February 26, 1997

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


                                                          1996                      1995                     1994
                                                          ----                      ----                     ----
REVENUES
  Instrument Sales                                    $302,325                  $213,845                 $251,265
  Parts, Repairs and Services                           64,934                   156,257                  142,700
  Prior Fiscal Year Services                                --                        --                   43,365
                                                     ---------                 ---------                 --------
TOTAL SALES                                           $367,259                  $370,102                 $437,330

COST OF OPERATIONS
Direct Cost and Overhead
  Instrument Sales                                    287,536                   180,600                  243,562
  Repairs, Parts and Service                           56,162                   137,366                  140,414
  R & D Costs                                         121,263                        --                       --

General and Administrative
  Instrument Sales                                     18,345                     28,444                  39,433
  Repairs, Parts and Service                            3,583                     21,635                  22,733
  R & D Costs                                           7,737                         --                      --
                                                      --------                   -------                 -------

TOTAL COST OF OPERATIONS                              494,626                    368,045                 446,142
                                                      --------                   -------                 -------

OPERATING PROFIT (LOSS)                              (127,367)                     2,057                  (8,812)
-----------------------

OTHER REVENUES
 (EXPENSES)
Miscellaneous                                           4,600                   (43,365)                   1,116
Interest                                              (29,817)                  (26,822)                 (27,752)
                                                      --------                  --------                 --------

NET LOSS BEFORE TAXES                                (152,584)                  (68,130)                 (35,448)
---------------------

INCOME TAXES                                               --                        --                       --
                                                     ---------                 ---------                --------


NET LOSS                                            $(152,584)                 $(68,130)                $(35,448)
--------                                            ==========                 =========                =========

Loss per Common Share                                    (.16)                     (.07)                    (.04)

Weighted average number of
common shares outstanding                              942,387                   942,387                  942,387


The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                                                   1996                      1995
                                                                   ----                      ----
CURRENT ASSETS

Cash                                                               $105                       $32

Accounts Receivable
(Note 2) Billed                                                  11,073                    54,300
Less: Allowance for Doubtful Account                                 --                  (43,368)

Inventories, at lower of
average cost or market
(Note 2)                                                        551,687                   575,450

Prepaid Expenses and Advances                                       344                     1,394
                                                                 ------                   -------

CURRENT ASSETS                                                  563,209                   587,808

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)

Laboratory Equipment                                            160,980                   160,980
Office Furniture & Equipment                                     70,550                    70,550
                                                                 ------                  --------
                                                                231,530                   231,530

Less accumulated
 depreciation and
 amortization                                                 (231,119)                 (230,946)
                                                              ---------                 ---------

Total Property, Plant and Equipment - Net                           411                       584

OTHER ASSETS

Miscellaneous                                                     6,921                     7,849
                                                                  -----                     -----

TOTAL ASSETS                                                   $570,541                  $596,241
                                                               --------                  --------

The accompanying Notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                                          1996                      1995
                                                          ----                      ----
CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                                        $372,294                  $311,793

Accounts Payable and Other
 Accrued Liabilities                                   105,664                    51,996
Accrued Payroll and Employee
 Benefits                                               67,180                    46,845
Accrued Officer Salary and
 Benefits                                              201,510                   212,285
Accrued Interest                                        79,304                    76,149
                                                        ------                    ------

Current Liabilities                                    825,952                   699,068

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

                       EXOTECH INCORPORATED AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
                     FOR THE THREE YEARS ENDED JUNE 30, 1996



                                   Common Stock                                               Treasury Stock
                                      ($0.10)              Paid-In       Accumulated          ----------------
                                     Par Value             Surplus        (Deficit)          Shares   Cost
Balance, June 30, 1993          970,135     $97,014     $1,169,645      $(1,153,488)       27,748     $(112,420)
Add (Deduct)                    -           -           -               -                  -          -
Net Profit (Loss)               -           -           -                   (35,448)       -          -
                                ----------  ----------  -------------   -------------      --------   ----------

Balance, June 30, 1994          970,135     $97,014     $1,169,645      $(1,188,936)       27,748     $(112,420)
Add (Deduct)                    -           -           -               -                  -          -
Net Profit (Loss)               -           -           -                   (68,130)       -          -
                                ----------  ----------  -------------   -------------      --------   ----------

Balance, June 30, 1995          970,135     $97,014     $1,169,645      $(1,257,066)       27,748     $(112,420)
Add (Deduct)                    -           -           -               -                  -          -
Net Profit (Loss)               -           -           -                  (152,584)       -          -
                                ----------  ----------  -------------   -------------      --------   ----------

Balance June 30, 1996           970,135     $97,014     $1,169,645      $(1,409,650)       27,748     $(112,420)
                                =======     =======     ==========      ============       ======     ==========

The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30



INCREASE (DECREASE) IN CASH                                                  1996              1995               1994
---------------------------                                                  ----              ----               ----
CASH FLOWS FROM OPERATING TRANSACTIONS
Net Loss:                                                                 $(152,584)       $(68,130)           $(35,448)
     Add: Non Cash Income Determinants
     Depreciation & Amortization                                              1,101           2,454               3,809
     Add (Deduct): Changes in Current Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                (141)         83,447             (44,579)
     (Increase) Decrease in Prepaid Expenses                                  1,050            (572)                 29
     (Increase) Decrease in Inventory                                        23,764         (27,899)             (3,176)
     Increase (Decrease) in Accounts Payable                                 53,667          (4,484)            (10,613)
     Increase (Decrease) in Accrued Payroll & Related                         9,560          15,176              30,314
     Increase (Decrease) in Accrued Interest                                  3,155          26,447              23,859
                                                                              ------         -------             ------
Cash Provided By (or) Used In Operating Transactions                       $(60,428)        $26,439            $(35,805)
     -----------      -------                                              ---------        --------           ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:
Proceeds from Notes                                                          87,500           4,000              55,000
Payment on Notes                                                            (26,999)        (30,903)            (21,500)
                                                                            --------        --------            --------
Cash Provided By (or) Used In Financing Transactions                         60,501         (26,903)             33,500
     -----------      -------                                                -------        --------             ------

CASH FLOWS FROM INVESTING TRANSACTIONS:
Purchase of Equipment                                                             --           (587)              1,334
                                                                             -------           -----            -------
Cash Provided By (or) Used In Investing Transactions                              --           (587)              1,334
     -----------      -------                                                -------           -----            -------

INCREASE (DECREASE) IN CASH                                                      73          (1,051)               (971)
CASH BALANCE - BEGINNING                                                         32           1,083               2,054
                                                                               -----          ------            -------
CASH BALANCE - ENDING                                                          $105             $32             $ 1,083
                                                                               =====            ====         ==========

SUPPLEMENTAL INFORMATION
Interest Paid                                                                $26,160          $3,740              $2,936
Taxes                                                                             --              --                  --


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

The accompanying financial statements have been prepared on the "going concern" basis of generally accepted accounting principles. The ability of the Company to continue normal operations is dependent upon its ability to obtain the required amounts of working capital to finance the existing contracts, to continue the acquisition of additional contracts, and to pursue instrument sales at prices sufficient to recover costs and some profits. Management believes that improved revenues now being experienced with the Company's new product together with stringent control of costs and cash outlays will provide sufficient cash to support its operations throughout the coming fiscal year.

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

The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                             1996        1995          1994
                                           --------    --------      ------
Net operating loss carryforward           $148,543    $150,545      $119,923
Deferred research and
         experimental expenses              48,174       5,204         8,673
Less: Valuation allowance                 (196,717)   (155,749)     (128,596)
                                          ---------   ---------     ---------

Deferred Tax Asset - net                    - 0 -       - 0 -         - 0 -
                                          =========   =========     =======

Net increase in valuation allowance       $(40,968)   $(27,153)
                                          =========   =========

Following is a table reconciling the Company's accounting net loss for each of the last three years ended June 30.
                                           1996         1995          1994
                                         --------     --------      ------
Accounting Net Loss                     $152,584      $68,130       $35,448
Nondeductible expense                                    (250)
Research and experimental costs:
    Capitalized on tax return           (129,000)         -             -
    Tax amortization                      21,574        8,674         9,874
                                        --------     --------      --------
Taxable Net Loss                        $ 45,158     $ 76,554      $ 45,322
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                  (a), (b), (e)

NAME:                                ROBERT G. LYLE (67)
                                     President,   CEO   of   the   Company   and
                                     subsidiary; Director.
Business experience
during past 5 years                  Same as above, since 1977.
Other Positions:                     None.
Other Directorships:                 None.

NAME:                                JAMES G. PAULI (41)
                                     Treasurer (1995-96) and Director and Member
                                     of Audit Committee (1992-96).
Business experience                  - Managing Consultant, Leader of Management Study Teams at during
past 5 years                         Electronic Data Systems, Inc., Herndon, VA Data Systems Consultants
                                     and Designers (1995-96).
                                     - Management Analyst, Price Waterhouse Audit and Management
                                     Consulting Firm (1990-95).
Other Positions:                     None.
Other Directorships:                 None.

NAME:                                ANDREW WONG (43)
                                     Secretary and Director (1996); Member of Audit Committee (1996).
Business experience                  - Vice President, Marketing, General Electric-Spacenet, McLean, during
past 5 years                         VA. Manager of Marketing Function for Telecommunications Division.
                                     Responsible for selling  customized private
                                     networks to businesses in the United States
                                     and  international  markets  (1995-96).
                                     - Director,   Business  Development,
                                     COMSAT Mobile   Communications, Bethesda,
                                     MD. Responsible  for  identification,
                                     analysis and   implementation   of  mobile
                                     wireless communications    business
                                     opportunities (1991-95).
Other Positions:                     None.
Other Directorships:                 Member, Board of Engineering Advisors, Univ. of California,
                                     Lawrence Livermore Laboratory (1995-96).

--------------------
Note: All terms expire in December, 1997

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

ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $3,901 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 1996 was $3,901.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
           FORM 8-K

A.  1.  LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.
                                                                    PAGE NO.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..................  10-11
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1996................................................  12
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995................  13-14
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1996..........................................  15
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 INVESTMENT - FOR THE THREE YEARS ENDED JUNE 30, 1996...............  16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  17-22
FINANCIAL DATA SCHEDULE.............................................  25

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

3.1 Restated Certificate of Incorporation of the Company which is hereby identified as a BASIC DOCUMENT. The document was originally filed pursuant to a Registration Statement (Form S-1) filed on November 8, 1968, and is incorporated herein by reference.

3.2 By-Laws of the Company as revised amended on April 16, 1971, which is hereby identified as a BASIC DOCUMENT. The document has been filed pursuant to FORM 10-K for the fiscal year ended June 30, 1971, and is incorporated herein by reference.

3.3 Specimen copy of a certificate for the Company's common stock, par value $.10 per share, which is hereby identified as a BASIC DOCUMENT. The specimen was filed pursuant to a Registration Statement (form S-1) filed on November 8, 1968, and is incorporated herein by reference.

3.3(a) Specimen copy of a certificate for the Company's common stock, par value $.10 per share, reprinted due to exhaustion of the initial supply. This specimen copy was identified as a BASIC DOCUMENT. This exhibit was filed with Form 8 for the fiscal year ended June 30, 1975, and is incorporated herein by reference.

3.4 CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION - EXOTECH
SYSTEMS, INC. changing its name to EXOTECH RESEARCH AND ANALYSIS, INC. certified by the Secretary of the State of Delaware on the 12th day of August 1975, which is identified as a BASIC DOCUMENT. The document was originally filed with the Form 10-K for the fiscal year ended June 30, 1976, and is incorporated herein by reference.

3.5 CERTIFICATE OF OWNERSHIP AND MERGER merging EXO-REALTY, INC. into EXOTECH INCORPORATED, certified by the Secretary of State, State of Delaware on the 28th day of June, 1976, which is identified as a BASIC DOCUMENT. The document was originally filed with the Form 10-K for the fiscal year ended June 30, 1976, and is incorporated herein by reference.


B.  No Form 8-K reports were filed in the fiscal year covered in this report.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.





  February 26, 1997             BY:        /s/ Robert G. Lyle
-------------------------          --------------------------------
         DATE ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR




  February 26, 1997             BY:        /s/ James G. Pauli
------------------------            --------------------------------
         DATE                        JAMES G. PAULI, TREASURER (PRINCIPAL
                                     FINANCIAL OFFICER) AND DIRECTOR




  February 26, 1997             BY:        /s/ Andrew Wong
------------------------            --------------------------------
         DATE                        ANDREW WONG, SECRETARY AND DIRECTOR