Form 10-Q
period 1997-03-31
EXOTECH INC
filed 1997-05-13
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  March 31, 1997                    COMMISSION FILE NO. 0-4076
                   ---------------                                        ------



                              EXOTECH INCORPORATED
                              --------------------
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

CLASS:                                             COMMON STOCK, PAR VALUE $0.10
                                                   -----------------------------

OUTSTANDING AT
  March 31, 1997                            942,387
                                            -------

                              EXOTECH INCORPORATED


                                     INDEX



PART I   FINANCIAL INFORMATION                                         PAGE NO.

         CONSOLIDATED CONDENSED BALANCE SHEET
         March 31, 1997  AND JUNE 30, 1996............................... 2

         CONSOLIDATED CONDENSED STATEMENT OF
         OPERATIONS - NINE MONTHS ENDED
         MARCH 31, 1997 AND 1996......................................... 3

         STATEMENT OF CASH FLOWS FOR NINE
         MONTHS ENDED MARCH 31, 1997 AND 1996............................ 4

         NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS............................................ 5

         MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF CONSOLIDATED CONDENSED STATEMENT
         OF OPERATIONS................................................... 6


PART II  OTHER INFORMATION

         OTHER FINANCIAL INFORMATION................................... 7/8

         SIGNATURES...................................................... 9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------
                                                                   March 31,                          June 30,
                                                                     1997                               1996
                                                                 -----------                          --------
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                         $    14,435                        $    11,073
Inventories
 Work in Process                                                   527,025                            505,062
 Raw Materials                                                      32,625                             32,625
 Finished Goods                                                     14,000                             14,000
Other Current Assets                                                    64                                344
Cash                                                                   375                                105
                                                               -----------                        -----------
Total Current Assets                                               588,524                            563,209

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                   281                                411
OTHER NON-CURRENT ASSETS                                             6,225                              6,921
                                                               -----------                        -----------

TOTAL ASSETS                                                       595,030                            570,541
                                                               ===========                        ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------
CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                             95,364                            105,664
Other Current Liabilities                                          359,509                            347,994
Notes Payable                                                      382,094                            372,294
                                                               -----------                        -----------
Total Current Liabilities                                          836,967                            825,952

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014                             97,014

Paid-in-Surplus                                                  1,169,645                          1,169,645
Deficit                                                         (1,396,176)                        (1,409,650)
Treasury Stock (27,748 shares)                                    (112,420)                          (112,420)
                                                               -----------                        -----------
Total Shareholders' Equity                                        (241,937)                          (255,411)

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                            595,030                            570,541
                                                               ===========                        ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                 1997                                        1996
                                        -----------------------                     -----------------------

                                     3 Mos.                 9 Mos.               3 Mos.                 9 Mos.
                                     ----------- ENDED -----------               ----------- ENDED -----------
                                     3/31                     3/31               3/31                     3/31
REVENUE
-------
Contract Sales                       $137,171              $335,175             $101,659                $261,015

EXPENSES
--------
Direct Labor                            2,573                 7,909                  380                   1,973
Overhead                                6,054                16,122                4,924                  16,998
Materials                                 149                   533                   36                      36
Other Direct Costs                      5,000                 5,000                   --                      --
Travel                                  2,316                 2,316                   --                     848
General & Administrative                2,114                 3,110                  735                   2,307
Inventory Costs                       111,669               262,869               70,002                 234,836
                                     --------              --------             --------                --------

Cost of Contract Services             129,875               297,859               76,076                 256,997

Operating Income (Loss)                 7,296                37,316               25,583                   4,018

Miscellaneous Income                       --                    --                   --                      --
Research and Development                   --                    --                   --                 (88,100)
Interest & Other                       (8,771)              (23,700)              (6,548)                (19,786)
                                     --------              --------             --------                --------

NET INCOME BEFORE
  TAXES                                (1,475)               13,616               19,035                (103,868)
State Income Tax
 Provision                                 --                    --                   --                      --
                                     --------              --------             --------                --------
NET INCOME (LOSS)                      (1,475)               13,616               19,035                (103,868)

Weighted Average Number of
Common Shares
Outstanding                           942,387               942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                            (0.00)                 0.01                 0.02                   (0.11)

DIVIDENDS PER
 COMMON SHARE                            None                  None                 None                    None

See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                          NINE MONTHS ENDED MARCH 31,

                        --------------------------------

                                                                                1997                       1996
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                                               13,616                    (103,868)
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 826                         863
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                 (3,362)                      2,323
     (Increase) Decrease in Prepaid Expenses                                       280                         628
     (Increase) Decrease in Inventory                                          (21,963)                    (62,667)
     Increase (Decrease) in Accts. Payable                                     (10,300)                     41,244
     Increase (Decrease) in Payroll/Emp. Benefits                               (9,177)                     45,176
     Increase (Decrease) in Accrued Interest                                    20,550                      19,674
                                                                               -------                    --------

Cash Provided By or (Used) For Operating Transactions                           (9,530)                    (56,627)
     -----------    ----------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------

Proceeds from Notes                                                             39,800                      57,719
Payments on Notes                                                              (30,000)                         --
                                                                               -------                    --------

Cash Provided By or (Used For) Financing Transactions                            9,800                      57,719

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------

Purchase of Equipment                                                               --                          --
Deposits                                                                            --                         128
                                                                               -------                    --------

Cash Provided By or (Used For) Investing Transactions                               --                         128
     -----------    ----------

INCREASE (DECREASE) IN CASH                                                        270                       1,200
---------------------------

CASH BALANCE - BEGINNING                                                           105                          32
------------------------                                                       -------                    --------
CASH BALANCE - ENDING                                                              375                      $1,252
                                                                               =======                    ========

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and June 30, 1996 and the results of operations and changes in financial position for the nine months ended March 31, 1997 and 1996 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per  share   computations  have  been  based  on  the  weighted  average  shares outstanding of 942,387 for the nine months ended March 31, 1997 and 1996.


NOTE 3.

Notes Payable at March 31, 1996 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to one of the Company's present and two former directors. In addition, one demand note of $227,094 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (bacteria colony counters). At March 31, 1997, there was no outstanding Producer Loan.

NOTE 4.

Inventory cost shown in the cost of sales, represents the cost of production of goods sold that were incurred in the prior fiscal year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:



                               ---------------------------------------- COMPARISON OF -----------------------------------------

                                       THREE MONTHS                      THREE MONTHS                       NINE MONTHS
                                 ----------------------           ------------------------           -----------------------
                                 Mar 31          Dec 31           Mar 31            Mar 31           Mar 31           Mar 31
                                  1997            1996             1997              1996             1997             1996
Net Sales                      137,171           87,208           137,171          101,659          335,175          261,015
Cost of Labor & Overhead         8,627           14,348             8,627            5,304           24,031           18,971
G&A Expense                      2,114              852             2,114              735            3,110            2,307
Inventory Cost                 111,669           52,488           111,669           70,002          262,869          234,836
                               -------           ------           -------           ------          -------          -------
Cost of Sales                  129,875           67,688           129,875           76,076          297,859          256,997
Interest & Other                 8,771            7,799             8,771            6,548           23,700           19,786

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

The dollar amount of the backlog as of March 31, 1997 was $265,500, higher by $112,500 compared to that of the prior year, and $95,100 higher than the backlog at December 31, 1996.


ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 1997.

I.        CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED MARCH 31, 1997.
          ---------------------------------------------------------------------

          In the nine months period ended March 31, 1997, a reduction of the working capital deficit of $14,300 resulted from a net profit from operations of $13,616 and non-fund charges of $826. Producer loans totalling $30,000 - obtained from Spiral Biotech, Inc. in this period were paid-down prior to the end of the period. Additional loans amounting to $9,800 obtained from an officer of the Company are outstanding.

          An order received in March 1997 from Spiral Biotech, Inc. increased backlog at the end of the period by $180,000 for instruments scheduled for deliveries beginning in June 1997.


II.       INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE MONTH
          ------------------------------------------------------------
          PERIOD AND THE SAME QUARTER AND NINE MONTHS PERIOD LAST YEAR.
          -------------------------------------------------------------

          Revenue for the quarter ended March 31, 1997, at $137,171, was $35,512 higher compared to the same period one year earlier. Operating income was $4,018 compared to $25,583 in the quarter ended March 31, 1996. The earlier period had unusually low costs related to completion of the costly development of a production version of a new product. In the opinion of Management, the most recent quarter results show a continuation of modest progress over the past three quarters toward profitable operations and recovery from the large losses incurred in the prior year.

          For the nine months period ended March 31, 1997, revenue of $335,175 was 28 percent higher than that achieved one year earlier. On the same basis of comparison, the cost of sales was higher by about 16 percent, resulting in a net profit of $13,616 as opposed to an net loss of $103,868 in the prior year. These changes reflect the return to more normal operating conditions for the Company after an intense and very costly effort to develop a new product in the prior fiscal year.

                                   SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          EXOTECH INCORPORATED

                                                                REGISTRANT




DATE:         May 14, 1997
     ----------------------------



/s/ Robert G. Lyle
-----------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER