Form 10-K
period 1997-06-30
EXOTECH INC
filed 1997-09-29
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED:  JUNE 30, 1997                 COMMISSION FILE NO. 0-4076
                        -------------                                     ------


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

                                      NONE
                                      ----

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

                         Yes [x]                   No [ ]

At June 30, 1997, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $65,560.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.     GENERAL DESCRIPTION AND BUSINESS ACTIVITIES
            -------------------------------------------

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

         These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. These products and related service work have accounted for 86 percent of the Company's sales in the past year and about 93 percent in the prior two fiscal years. The others are sold directly by the Company. They are built for inventory in lots of 25 units, with two or more lots of the well established products generally being sold in about one year. It is intended that these products will be updated periodically to keep them abreast of new technological developments and will remain products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace the model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was completed in the first six months of fiscal year 1996. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past fifteen years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services were fixed price. There were three contracts for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are expected from government contractors using five of the MTF tester systems.

         The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. In 1992, a system upgrade was designed and sold for this instrument. An active marketing effort through correspondence and personal contacts, as well as personal presentations, is continuing to introduce this product to semiconductor crystal growers, processors and manufacturers. However, there have been no sales of this instrument over the past five years. The Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are well-known potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

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

         Working capital is a continuing problem for the Company. There is currently no working capital financing available through a financial institution, although producer loans made by Spiral Biotech, Inc. were used to finance colony counter production in the most recent and prior fiscal years. The limited availability of working capital results in occasional cash on delivery orders or delays in paying suppliers. All products are guaranteed as to parts and workmanship for a period of six months to one year. The only warranty work incurred in the past year was repair of a Model 200 Vacuum Source at nominal cost.

         The colony counter, Autoplate, crystallographic scanner and radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

         Sales in July and August 1997 amounted to $27,000, comprising an Autoplate, a radiometer and miscellaneous repair and calibration services. Backlog in this segment at June 30, 1997 was $200,000.

         Business performed for the Government is on a fixed-price basis and therefore not subject to renegotiation; however, the contracts could be terminated for non-delivery or failure to meet specifications. There are other manufacturers of the Company's products, most of them larger and with greater resources available to fund development and production. Competition is very keen for the available market. The Company strives to improve its existing products and produce highly reliable state- of-the-art instruments.

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

         Following the termination of importing of the instrument from Holland, the Company, early in 1995, designed a replacement instrument and, concurrent with development work, began production of 12 units on an order from Spiral Biotech, Inc. The order was increased to 22 units in November 1995, with the final unit of this lot shipped in February 1996. Follow-on orders for instruments resulted in shipments of 50 more units prior to June 30, 1997.

         In the biotechnology instruments business, autoplates, colony counters and related equipment sales accounted for 78% of the year's sales, 11% from radiometer sales, 2% from the MTF parts, calibration and maintenance; and 9% from miscellaneous sales and repair work.

         For the fiscal year ended June 30, 1997, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty is cash flow shortage which has caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in the past several years, will be re-established in fiscal year 1997 provided that modest increases in instrument sales, and maintenance and repair work continue and that ongoing demonstrations and trial applications of the Crystallographic Scanner result in sales of this product. Strengthening of revenues and stringent controls of costs are necessary to enable profits from operations to remedy cash flow problems.

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

                                     PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS.

         a.  Price range of Common Stock
             ---------------------------

           The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 1996 and 1997.)

                  -------------BID AND ASK PRICES--------------

                         1997                          1996
                         ----                          ----

         FIRST QUARTER   Bid, Nominal / Ask, 1/8       Bid, Nominal / Ask, 1/4
         SECOND QUARTER  Bid, Nominal / Ask, 1/8       Bid, Nominal / Ask, 1/4
         THIRD QUARTER   Bid, Nominal / Ask, 1/8       Bid, Nominal / Ask, 1/4
         FOURTH QUARTER  Bid, Nominal / Ask, 1/8       Bid, Nominal / Ask, 1/4

         b. Approximate number of Equity Security Holders.
            ----------------------------------------------

                TITLE OF CLASS:     Common Stock

                APPROXIMATE NUMBER OF SHAREHOLDERS
                (As of September 27, 1997:)                         620
                                                                    ---

         c. Dividends.
            ----------

         No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.         SELECTED FINANCIAL DATA

Selected Income Statement Data:

                                  ---------------------------------- FISCAL YEAR ---------------------------------

                                      1997              1996              1995             1994              1993
                                      ----              ----              ----             ----              ----
Net Sales                          $443,176          $367,259          $370,102         $437,330          $435,813

Income (Loss) before Taxes
& Extraordinary Credit             (265,432)         (152,584)          (68,130)         (35,448)          (23,854)

Net Income (Loss)                 $(265,432)        $(152,584)         $(68,130)        $(35,448)         $(23,854)

Per Share:
 Net Income (Loss)                     (.28)             (.16)             (.07)            (.04)             (.03)



Selected Balance Sheet Data:

                                  ---------------------------------- FISCAL YEAR -----------------------------------

                                      1997              1996              1995             1994              1993
                                      ----              ----              ----             ----              ----
Current Assets                     $329,315          $563,209          $587,808         $643,836          $597,081
Current Liabilities                 856,445           825,952           699,068          688,834           611,775

Working Capital                    (527,130)         (262,743)         (111,260)         (44,998)          (14,694)

Total Assets                        335,602           570,541           596,241          654,136           612,525

Stockholders' Equity
and Accumulated

Deficit                           $(520,843)        $(255,411)        $(102,827)        $(34,698)              750

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULT OF OPERATIONS.

         The Company's revenues of $443,176 were 21% higher than in fiscal year 1996, and 20% higher than in fiscal year 1995. The declines in earlier years related in part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral Biotech, Inc., and the sub-par quality of an imported automated plater instrument, sold as a part of a system including Exotech products. The Company's new product has replaced this instrument.

         Sales of instruments, parts, repairs and calibration services in the past three years are shown in the following table. Instrument sales have increased 90% over the period with the large increase in 1996 related to the introduction of the automated plater. Variations in MTF Tester services relate to the occasional repair work ordered in addition to the usual calibration services. The markedly higher sales of miscellaneous service in fiscal year 1995 resulted from repairs to the imported plater instrument mentioned above.

                                       1997           1996           1995
                                     --------       --------       ------

Biotechnology Instruments            $347,445       $302,700       $189,865
Radiometer                             47,015           --           16,440
MTF Tester Service                      9,590         17,350          9,050
Miscellaneous Parts and Service        39,126         47,209        154,747

         The cost of operations, $670,728 including $281,117 of inventory write-off, resulted in an operating loss of $227,552 compared to a loss of $127,367 in fiscal year 1996 and a profit of $2,057 in 1995. The impact of interest costs resulted in a net loss of $265,432 compared to losses of $152,584 and $68,130 in 1996 and 1995, respectively.

         A net increase in demand notes of $13,000 needed to sustain operations caused an increase in interest expense to $37,880 compared to $29,817 in the prior year, and $26,822 in fiscal 1995. A charge of $129,000 was incurred in the past year for research and development to search out the combination of electronic and mechanical technology needed to design and develop a state-of-the-art instrument with strong sales potential in a highly competitive market. In the opinion of Management, that objective was achieved through intense effort to deliver two preproduction prototypes and 14 units of the new instrument in the second quarter of fiscal 1996. Production costs for the instrument have been steadily improved following that effort. A modest profit is projected for the current production lot.

         In the past year, orders for instruments and services by Spiral Biotech, Inc. were sustained at about the level of the prior year, bringing backlog to $200,000 at June 30, 1997, compared to $279,000 one year earlier and $81,000 at the end of fiscal year 1995. In the opinion of Management, recent improvements in the marketing of the biotechnology products will rejuvenate sales of the laser scanner instruments together with increasing sales of the new automated plater.

         Despite financial and staffing limitations that have impeded marketing of the Crystallographic Scanner instruments, management believes that the results of on-going collaborative studies and demonstrations of capabilities will improve the prospects of sales to the potential customers who continue to show interest in that instrument system. Furthermore, management is committed to explore the prospects for collaborative arrangements with several well established suppliers of manufacturing equipment to the semiconductor producer industry as a means to generate increased exposure and sales potential for this product. However, substantive results were not achieved prior to June 30, 1997. In response to the recommendation of the independent accountant and the reviewing authorities of the Securities and Exchange Commission, this product and the Communications Network System products were deleted from inventory. This action resulted in a charge against income of $281,117.

         Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the recent years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. With a new product now experiencing a good level of acceptance in the market, and growth in the Company's backlog for its other biotechnology-related products, Management believes that increasing revenue will provide sufficient cash to support operations throughout fiscal year 1998. Additionally, the opportunity to build on the results of our current activity will be pursued to reactivate sales of the Crystallographic Scanner instruments and technology.

         As shown in the Statements Of Cash Flows for the three years ended June 30 of 1997, 1996 and 1995, each period ended with a small positive cash balance. The result of operating net losses in 1997 and 1996 caused negative cash flow from operating transactions of ($9,674) and ($60,428) respectively. Offsetting in these cases were net proceeds from notes of $13,000 in 1997 and $60,501 in 1996. In fiscal year 1995, $26,439 was provided by operating transactions. That amount was offset by a net pay down of notes of ($26,903) and purchase of equipment of ($587) causing a decrease in cash of ($1,051). The Company continues to meet its cash flow obligations, although at times delayed in some cases of trade payables and payroll, with receipts from sales and financing activities comprised of loans from the Company's President and from Spiral Biotech, Inc., its principal customer. The loans from Spiral Biotech are secured by ordered instruments in progress and range from 15 to 20 percent of the purchase order value for the total order. No loans are in default. The fluctuations in accounts payable relate to the amount of work-in-progress for products on order.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Exotech, Incorporated and Subsidiary

         We have audited the accompanying consolidated financial statements and related schedules of Exotech, Incorporated and Subsidiary included on pages 11 through 20 of the annual report on Form 10- K of Exotech, Incorporated and Subsidiary as of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 1997 and 1996 and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $265,432 during the year ended June 30, 1997. This fact, among others discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Linton, Shafer & Company, P.A.
                                         ----------------------------------

September 15, 1997

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


                                      1997             1996            1995
                                      ----             ----            ----
REVENUES
--------
  Instrument Sales                   $394,460         $302,325        $213,845
  Parts, Repairs and Services          48,716           64,934         156,257
                                     --------        ---------       ---------
TOTAL SALES                          $443,176         $367,259        $370,102

COST OF OPERATIONS
------------------
Direct Cost and Overhead
   Instrument Sales                  319,705          287,536         180,600
   Repairs, Parts and Service         30,548           56,162         137,366
   R & D Costs                            --          121,263              --
  Inventory Adjustment               281,117               --              --

General and Administrative
   Instrument Sales                   36,191           18,345          28,444
   Repairs, Parts and Service          3,167            3,583          21,635
   R & D Costs                            --            7,737              --
                                     --------         --------        -------

TOTAL COST OF OPERATIONS             670,728          494,626         368,045
                                     --------         --------        -------

OPERATING PROFIT (LOSS)             (227,552)        (127,367)          2,057
-----------------------

OTHER REVENUES (EXPENSES)
-------------------------
Miscellaneous                             --            4,600         (43,365)
Interest                             (37,880)         (29,817)        (26,822)
                                     --------         --------        --------

NET LOSS BEFORE TAXES               (265,432)        (152,584)        (68,130)
---------------------

INCOME TAXES                              --               --              --
                                    ---------       ----------       --------


NET LOSS                           $(265,432)       $(152,584)       $(68,130)
--------                           ==========       ==========       =========

Loss per Common Share                   (.28)            (.16)           (.07)

Weighted average number of
common shares outstanding             942,387          942,387         942,387

The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30

                                                     1997             1996
                                                     ----             ----

CURRENT ASSETS

Cash                                                $3,431             $105

Accounts Receivable
(Note 2) Billed                                     18,225           11,073
Less: Allowance for Doubtful Account                    --               --

Inventories, at lower of
average cost or market
(Note 2)                                           307,659          551,687

Prepaid Expenses and Advances                           --              344
                                                    -------          ------

TOTAL CURRENT ASSETS                               329,315          563,209

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)

Laboratory Equipment                               160,980          160,980
Office Furniture & Equipment                        70,550           70,550
                                                  ---------          ------
                                                   231,530          231,530

Less accumulated
 depreciation and
 amortization                                     (231,236)        (231,119)
                                                  ---------        ---------

Total Property, Plant and Equipment - Net              294              411

OTHER ASSETS

Miscellaneous                                        5,993            6,921
                                                     ------           -----

TOTAL ASSETS                                      $335,602         $570,541
                                                  ---------        --------

The accompanying Notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30

                                             1997                      1996
                                             ----                      ----

CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                              $385,294                  $372,294

Accounts Payable and Other

 Accrued Liabilities                          99,369                   105,664
Accrued Payroll and Employee
 Benefits                                     73,301                    67,180
Accrued Officer Salary and
 Benefits                                    186,402                   201,510
Accrued Interest                             112,079                    79,304
                                             -------                    ------

TOTAL CURRENT LIABILITIES                    856,445                   825,952

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10
 per share; 1,500,000 shares
 authorized; 970,135 shares
  issued and outstanding                     97,014                    97,014

Paid in Surplus                           1,169,645                 1,169,645
Accumulated Deficit                      (1,675,082)               (1,409,650)
Treasury Stock 27,748 shares at cost       (112,420)                 (112,420)
                                           ---------                 ---------
TOTAL SHAREHOLDERS' DEFICIT                (520,843)                 (255,411)
                                           ---------                 ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                      $335,602                  $570,541
                                            ========                  ========

The accompanying Notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
           STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30

INCREASE (DECREASE) IN CASH                                                         1997            1996             1995
---------------------------                                                         ----            ----             ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------
Net Loss:                                                                        $(265,432)      $(152,584)        $(68,130)
     Add: Non Cash Income Determinants
     Depreciation & Amortization                                                     1,045           1,101            2,454
     Add (Deduct): Changes in Current Assets and Liabilities:

     (Increase) Decrease in Accounts Receivable                                     (7,152)           (141)          83,447
     (Increase) Decrease in Prepaid Expenses & Advances                                344           1,050             (572)
     (Increase) Decrease in Inventories                                            244,028          23,764          (27,899)
     Increase (Decrease) in Accounts Payable & Other Accrued Liabilities            (6,295)         53,667           (4,484)
     Increase (Decrease) in Accrued Payroll & Related                               (8,987)          9,560           15,176
     Increase (Decrease) in Accrued Interest                                        32,775           3,155           26,447
                                                                                    -------          ------          ------
Cash Provided By (or) Used In Operating Transactions                               $(9,674)       $(60,428)         $26,439
     -----------      -------                                                      --------       ---------         -------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------
Proceeds from Notes                                                                 43,000          87,500            4,000
Payment on Notes                                                                   (30,000)        (26,999)         (30,903)
                                                                                   --------        --------         --------
Cash Provided By (or) Used In Financing Transactions                                13,000          60,501          (26,903)
     -----------      -------                                                       -------         -------         --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------
Purchase of Equipment                                                                   --               --            (587)
                                                                                   --------         -------            -----
Cash Provided By (or) Used In Investing Transactions                                    --               --            (587)
     -----------      -------                                                      --------         -------            -----

INCREASE (DECREASE) IN CASH                                                          3,326              73           (1,051)
CASH BALANCE - BEGINNING                                                               105              32            1,083
                                                                                   --------           -----           -----
CASH BALANCE - ENDING                                                               $3,431            $105              $32
                                                                                ===========           =====             ===

SUPPLEMENTAL INFORMATION
------------------------
Interest Paid                                                                      $37,880         $26,160           $3,740
Taxes                                                                                   --              --               --


The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE THREE YEARS ENDED JUNE 30, 1997

                                COMMON STOCK                                                          TREASURY STOCK
                                   ($0.10)               PAID-IN            ACCUMULATED               --------------
                                  PAR VALUE              SURPLUS             (DEFICIT)               SHARES       COST
                              -----------------          -------             ---------               ------       ----
Balance, June 30, 1994     970,135        $97,014       $1,169,645          $(1,188,936)             27,748    $(112,420)
Add (Deduct)               -              -             -                   -                        -         -
Net Profit (Loss)          -              -             -                       (68,130)             -         -
                           -------        -------       ----------          ------------             ------    ----------

Balance, June 30, 1995     970,135        $97,014       $1,169,645          $(1,257,066)             27,748    $(112,420)
Add (Deduct)               -              -             -                   -                        -         -
Net Profit (Loss)          -              -             -                      (152,584)             -         -
                           -------        -------       ----------          ------------             ------    ----------

Balance June 30, 1996      970,135        $97,014       $1,169,645          $(1,409,650)             27,748    $(112,420)
Add (Deduct)               -              -             -                   -                        -         -
Net Profit (Loss)          -              -             -                      (265,432)             -         -
                           -------        -------       ----------          ------------             ------    ----------

Balance June 30, 1997      970,135        $97,014       $1,169,645          $(1,675,082)             27,748    $(112,420)
                           =======        =======       ==========          ============             ======    ==========

The accompanying notes are an integral part of these statements.

                              EXOTECH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 1997, the Company had an operating loss of $227,552, reflecting a year-end write-off of $281,117 in manufacturing inventory. The Company had an operating loss of $127,367 in the prior fiscal year. At June 30, 1997, approximately $66,800 of accounts payable were more than 30 days old.

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

Inventory of Crystallographic Scanners have experienced no sales activity since their development approximately five years ago. Efforts are ongoing to develop a marketing agreement with an established marketer of capital equipment to the crystal growers and processors, or alternatively to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. However, substantive results were not achieved prior to June 30, 1997. In response to the recommendation of the independent accountant and the reviewing authorities of the Securities and Exchange Commission, this product and the Communications Network System products were deleted from inventory. This action resulted in a charge against income of $281,117 representing all completed instrument hardware, data processing equipment and software programs and documentation, optical and electronic calibration procedures and fixturing for a variety of system applications.

At June 30, 1997, the remaining value (backlog) of existing sales contracts were approximately $200,000.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The Company is a manufacturer of Electro-optical instruments. It performs the research and development required for those products.

Principle of Consolidation
--------------------------
The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, after elimination of all significant intercompany transactions.

Revenue Accounting
------------------
The Company records revenue earned based on shipments of units of its products.

Inventory
---------
Finished goods inventory is stated on the basis of the lower of average costs or market value.

Depreciation and Amortization
-----------------------------
The Company uses a straight-line method of depreciation and amortization for both tax and financial reporting purposes. The following time periods are used:

     DEPRECIATION:
                Laboratory equipment                 5 or 8 years
                Office furniture and equipment       5 years

     AMORTIZATION:
                Leasehold improvements               Life of lease
                Patents                              12 years

Depreciation expenses recorded in the consolidated statement of operations are as follows: 1995 - $2,454, 1996 - $1,101, and 1997 - $1,045, including amortization of patents at the rate of $928 in each year. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
------------
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 1997 due to the operating losses for each of those years.

At June 30, 1997, the Company had net operating loss carryforwards of $659,060 which begin to expire in 1998. The Company also has incurred research and experimental expenses of $129,000 in 1996, and $54,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized.

The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                           1997           1996           1995
                                         --------       --------       ------
Net operating loss carryforward         $263,624       $148,543       $150,545
Deferred research and
         experimental expenses            36,120         48,174          5,204
Less: Valuation allowance               (299,744)      (196,717)      (155,749)
                                        ---------      ---------      ---------

Deferred Tax Asset - net                  - 0 -          - 0 -          - 0 -
                                        =========      =========      =======

Net increase in valuation allowance    $(103,027)      $(40,968)      $(27,153)
                                       ==========      =========      =========

Following is a table reconciling the Company's accounting net loss for each of the last three years ended June 30.

                                      1997          1996           1995
                                    --------      --------       --------
Accounting Net Loss                 $265,432      $152,584        $68,130
Nondeductible expense                                                (250)
Research and experimental costs:
    Capitalized on tax return                     (129,000)           -
    Tax amortization                  30,135        21,574          8,674
                                    --------      --------       --------
Taxable Net Loss                    $295,567      $ 45,158       $ 76,554
                                    ========      ========       ========

Repairs and Betterments
-----------------------
Repairs are expensed as incurred. Betterments are capitalized and amortized over the remaining useful life of the assets.

Accounts Receivable
-------------------
Accounts receivable consist of amounts billed from sales as of June 30, 1997 and 1996. There is no allowance for doubtful accounts as of June 30, 1997, as the Company considers accounts receivable to be fully collectible.

Cash And Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(3)      INVENTORY

Inventories are summarized as follows:

                                            1997               1996
                                            ----               ----

                Raw Materials           $ 32,625            $32,625
                Goods in Process         261,034            505,062
                Finished Goods            14,000             14,000
                                        --------           --------
                                        $307,659           $551,687

(4)      RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. In the fiscal year 1996, $129,000 of R&D costs related to the new Autoplate 4000 product were incurred and written off. There were no R&D costs in the fiscal year 1997 nor in 1995.

(5)      NOTES PAYABLE

Notes payable at June 30, 1997, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $230,294 are payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained Producer Loans from Spiral Biotech,Inc. that are secured by inventory instruments (bacteria colony counters) at a negotiated interest rate.

                                                        1997          1996
                                                        ----          ----

Average* aggregate amount outstanding during year     $390,877      $352,712
Maximum amount outstanding during year                 402,794       372,294
Average* interest rate on loans
outstanding at end of year                               8.50%         8.50%
Average* interest rate incurred
during the period                                        8.52%         8.50%

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

Non-Financing            1999            1998
                        ------          -----
Building               $13,220         $31,344

(7)      EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.

(8)      SUPPLEMENTAL PROFIT AND LOSS INFORMATION

         Description                            1997         1996         1995
         -----------                            ----         ----         ----

Taxes other than income:

         Payroll                             $ 7,796      $ 9,588      $14,487
         Franchise, Personal Property and
           other Miscellaneous                 1,168        1,137        2,681

         Rents, including equipment rental    38,653       40,097       39,823

(9)      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between management and its independent public accounting firm.

(10)     TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $381,130, $340,841, and $335,736, (about 86, 93 and 91 percent, respectively, of total sales) for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Amounts due from such sales at June 30, 1997 and 1996 were $12,725 and $11,073, respectively. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(11)     VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:

                                                                Additions:
                                                  Balance       Charged to                            Balance
                                                Beginning        Costs and                             End of
         Description                            of Period         Expenses        Deductions           Period
         -----------                            ---------         --------        ----------           ------
Allowance deducted from asset to which it applies:
   Allowance for Doubtful Accounts:
     Year Ended June 30, 1995                 $   -- 0 --          $43,368        $43,368(A)       $  -- 0 --

   Allowance for Depreciation:
     Year Ended June 30, 1997                     231,119              117                            231,236

     Year Ended June 30, 1996                     230,946              174                            231,119

     Year Ended June 30, 1995                     229,420            1,526                            230,946

   Allowance for Amortization
    of Patents:

     Year Ended June 30, 1997                       7,887              928                              8,815

     Year Ended June 30, 1996                       6,959              928                              7,887

     Year Ended June 30, 1995                       6,031              928                              6,959


Note (A): Uncollected receivables written off.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                  (a), (b), (e)

NAME:                                ROBERT G. LYLE (68)
                                     President, CEO of the Company and
                                     subsidiary; Director.

Business experience
during past 5 years                  Same as above, since 1977.
Other Positions:                     None.
Other Directorships:                 None.

NAME:                                JOHN M. TALBOT (41)
                                     Secretary (1997) and Director and Member of
                                     Audit Committee (1997).
Business experience                  - Senior Electronic Engineering Technician
during past 5 years                  and Data Processing Supervisor (1987-1997).
                                     Electronic Technician and Computer
                                     Programmer (1979-1987)
Other Positions:                     None.
Other Directorships:                 None.

NAME:                                ANDREW WONG (44)
                                     Treasurer (1997). Secretary and Director
                                     (1996-97); Member of Audit Committee
                                     (1996).
Business experience                  - Vice President, Marketing, General
during past 5 years                  Electric-Spacenet, McLean, VA. Manager of
                                     Marketing Function for Telecommunications
                                     Division.
                                     Responsible for selling customized private
                                     networks to businesses in the United States
                                     and international markets (1995-97).
                                     - Director, Business Development, COMSAT
                                     Mobile Communications, Bethesda, MD.
                                     Responsible for identification, analysis
                                     and implementation of mobile wireless
                                     communications business opportunities
                                     (1991-95).
Other Positions:                     None.
Other Directorships:                 Member, Board of Engineering Advisors,
                                     Univ. of California, Lawrence Livermore
                                     Laboratory (1995-97).

----------
Note: All terms expire in December, 1997

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

ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $3,500 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 1997 was $3,500. Mr. Talbot was elected to be Secretary and Director subsequent to June 30, 1997 at no added compensation over his salary as a full-time employee.

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

               D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 1997. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 1997.

               E. Termination of employment - the Company has no employment termination agreements with officers or employees.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth, as of September 27, 1997, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:

                              AMOUNT AND NATURE OF            %
NAME AND ADDRESS              BENEFICIAL OWNERSHIP          CLASS
----------------              --------------------          -----

Carter C. Chinnis          Of Record            90,244
303 N. Vine Street         Beneficially          1,200
                                               -------
Richmond, VA  23220        Total                91,444       9.70

Robert G. Lyle             Of Record            68,242       7.24
41957 Brightwood Lane
Leesburg, VA  22075

William T. Stephens        Of Record            96,449      10.23
PO Box 1096
McLean, VA  22075

Denzil C. Pauli            Of Record           204,547      21.70
13021 Bluhill Road
Aspen Hill, MD  20906

Samuel Schalkowsky         Of Record            92,076       9.77
4003 Woodlawn Road
Chevy Chase, MD  20014

Current officers and directors as a group own a total of 68,242, representing 7.24% of Common Stock.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

A.      1.     LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.

                                                                        PAGE NO.
                                                                        --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................  10
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1997....................................................  11
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996....................  12-13
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1997..............................................  14
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 DEFICIT - FOR THE THREE YEARS ENDED JUNE 30, 1997......................  15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................  16-20
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT.........................................................  23
FINANCIAL DATA SCHEDULE (EX-27).........................................  28

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

4.1 Specimen copy of a certificate for the Company's common stock, par value $.10 per share, which is hereby identified as a BASIC DOCUMENT. The specimen was filed pursuant to a Registration Statement (form S-1) filed on November 8, 1968, and is incorporated herein by reference.

4.1(a) Specimen copy of a certificate for the Company's common stock, par value $.10 per share, reprinted due to exhaustion of the initial supply. This specimen copy was identified as a BASIC DOCUMENT. This exhibit was filed with Form 8 for the fiscal year ended June 30, 1975, and is incorporated herein by reference.

B. No Form 8-K reports were filed in the fiscal year covered in this report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  September 25, 1997            BY:        /s/ Robert G. Lyle
-------------------------       -----------------------------------------
         DATE                   ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER,
                                PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR

  September 25, 1997            BY:        /s/ Andrew Wong
-------------------------       -----------------------------------------
         DATE                   ANDREW WONG, TREASURER (PRINCIPAL
                                FINANCIAL OFFICER) AND DIRECTOR

  September 25, 1997            BY:        /s/ John M. Talbot
-------------------------       -----------------------------------------
         DATE                   JOHN M. TALBOT, SECRETARY AND DIRECTOR