Form 10-Q
period 1997-09-30
EXOTECH INC
filed 1997-11-18
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  SEPTEMBER 30, 1997             COMMISSION FILE NO. 0-4076
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS:                                        COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT
   SEPTEMBER 30, 1997                                         942,387
                                                              -------

                              EXOTECH INCORPORATED

                                     INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  SEPTEMBER 30, 1997  AND JUNE 30, 1997..............     2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - THREE MONTHS ENDED
                  SEPTEMBER 30, 1997 AND 1996........................     3

                  STATEMENT OF CASH FLOWS FOR THREE
                  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996...........     4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS...............................     5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS......................................     6


PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION........................     8

                  SIGNATURES.........................................     9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                 SEPTEMBER 30,                        JUNE 30,
                                                                     1997                               1997
                                                                 -------------                        --------
                                                                  (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                             $ 10,780                           $ 18,225
Inventories
 Work in Process                                                    326,230                            261,034
 Raw Materials                                                       32,625                             32,625
 Finished Goods                                                      14,000                             14,000
Cash and Other Current Assets                                         8,087                              3,431
                                                                  ---------                          ---------
Total Current Assets                                               $391,722                           $329,315

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                    264                                294
OTHER NON CURRENT ASSETS                                              5,761                              5,993
                                                                   --------                           --------
TOTAL ASSETS                                                       $397,747                           $335,602
                                                                   ========                           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                            $115,225                            $99,369
Other Current Liabilities                                           382,071                            371,782
Notes Payable                                                       425,794                            385,294
                                                                    -------                            -------
Total Current Liabilities                                          $923,090                           $856,445

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                         97,014                             97,014

Paid-in-Surplus                                                   1,169,645                          1,169,645
Deficit                                                          (1,679,582)                        (1,675,082)
Treasury Stock (27,748 shares)                                     (112,420)                          (112,420)
                                                                   ---------                          ---------
Total Shareholders' Equity                                         (525,343)                          (520,843)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                             $397,747                           $335,602
                                                                    ========                           ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                      1997                              1996
                                                  THREE MONTHS                      THREE MONTHS
                                                     ENDED                             ENDED
                                                  SEPTEMBER 30                      SEPTEMBER 30
                                                ----------------                  --------------
REVENUES

Contract Sales                                       $ 51,935                          $110,796

EXPENSES

Direct Labor                                            4,994                               654
Overhead                                                7,764                               786
Materials                                                 585                                -
General & Administrative                                1,758                               144
Inventory Costs                                        32,075                            98,712
                                                       ------                           -------

Cost of Contract Sales                                 47,176                           100,296

Operating Income (Loss)                                 4,759                            10,500

Other Revenue (Expenses):                                   -                                 -

Interest & Other                                       (9,257)                           (7,130)

NET INCOME BEFORE TAXES                                (4,498)                            3,370

State Income Tax                                            -                                 -
NET INCOME (LOSS)                                      (4,498)                            3,370

Weighted Average Number of
Common Stock Outstanding                              942,387                           942,387

EARNINGS (LOSS) PER
COMMON SHARE                                            (.005)                             .004
DIVIDENDS PER COMMON SHARE                               NONE                               NONE


See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                                                 1997                       1996
                                                                                 ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                             $ (4,498)                    $ 3,370
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 260                         275
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                  7,445                      (7,487)
     (Increase) Decrease in Prepaid Expenses                                      (114)                          6
     (Increase) Decrease in Inventory                                          (65,196)                    (28,355)
     Increase (Decrease) in Accts. Payable                                      15,856                      16,948
     Increase (Decrease) in Payroll/Emp. Benefits                                2,034                     (11,493)
     Increase (Decrease) in Accrued Interest                                     8,255                       7,130
                                                                               --------                    -------

Cash Provided By or (Used) For Operating Transactions                          (35,958)                    (19,606)

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             40,500                      30,000
Payment on Notes                                                                                            10,000
                                                                             ----------                  ---------
Cash Provided By or (Used For) Financing Transactions                           40,500                      20,000
CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits                                                                           -0-                         -0-
                                                                             ----------                  ---------
Cash Provided By or (Used For) Investing Transactions                              -0-                         -0-

INCREASE (DECREASE) IN CASH                                                      4,542                         394

CASH BALANCE - BEGINNING                                                         3,431                         105
                                                                              ---------                   --------
CASH BALANCE - ENDING                                                         $  7,973                    $    499

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and June 30, 1997 and the results of operations and changes in financial position for the three months ended September 30, 1997 and 1996 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the three months ended September 30, 1997 and 1996.

NOTE 3.

Notes Payable at September 30, 1997 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $250,794 are payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (bacteria colony counters). At September 30, 1997, there was an outstanding Producer Loan of $20,000 with interest at 9% per annum. This loan may be prepaid, in whole or in part, at any time, without penalty.

NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                           --------------------------- COMPARISON  OF ---------------------------
                                              THREE MONTHS ENDED                          THREE MONTHS ENDED

                                           Sept 30           June 30                Sept 30              Sept 30
                                           1997              1997                     1997                 1996
                                           -------           -------                -------              --------
Net Sales                                  $51,935           $108,001               $51,935              $110,796
Direct Cost & Overhead                      13,343              5,886                13,343                 1,440
General & Administrative Expense             1,758                805                 1,758                   144
Inventory Cost                              32,075             84,921                32,075                98,712
Cost of Sales                               47,176             91,612                47,176               100,296
Interest & Other                             9,257             14,180                 9,257                 7,130
Inventory Adjustment                            --            281,117                    --                    --

I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS
          ENDED SEPTEMBER 30, 1997.

          In the three months period ended September 30, 1997, a decrease of working capital of $4,238 resulted from a net loss from operations of $4,498 and non-fund charges of $260. A loan of $20,000 was obtained from Spiral Biotech, Inc.. It is secured by the work-in-progress inventory of Autoplate instruments being produced under a purchase order from the lender for a total of $180,000. The pay down of the loan is scheduled out of the receipts for the instruments as they are delivered. The order covers thirty instruments, the last of which is to be delivered in December 1997. The loan will be repaid in full at the delivery of the twelfth unit in October 1997. Additional financing in the amount of $20,500 was obtained by a loan from an officer/employee.

II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH PERIOD LAST YEAR.

          Revenue for the quarter ended September 30, 1997, was lower by $58,861 or 53% than the results one year earlier. Operating costs were lower in the most recent quarter by $53,120 or 53% compared to the prior year. The result was an operating profit of $4,759 and a net loss of $4,498 compared to a net profit of $3,370 in the quarter ended one year earlier. The large variations shown in the period-to-period comparison are principally related to the phase of the product manufacturing that characterizes the three month period. In the most recent quarter, production of a new lot of thirty Autoplate instruments was begun, requiring substantial effort and expenditures for purchased parts and materials. This activity is reflected in the increase of about $65,000 in inventory value. Sales in the period were principally calibration, maintenance and repair services with only two instrument products delivered. In the same period of the prior year, the manufacturing cycle was further advanced so that eight new instruments were delivered, accounting for $48,000 of the sales in the period.

          In the opinion of Management, the increased backlog of orders for the Company's products and continued stringent control of costs will provide for improved results in the following quarter.

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

The dollar amount of the backlog as of September 30, 1997 was $350,000, an increase of $150,000 from the backlog of the preceding quarter ended June 30, 1997.

ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      EXOTECH INCORPORATED

                                                           REGISTRANT

DATE:        November 18, 1997

/s/ Robert G.Lyle
___________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER