Form 10-Q
period 1997-12-31
EXOTECH INC
filed 1998-02-13
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: DECEMBER 31, 1997        COMMISSION FILE NO. 0-4076
                   -----------------                            ------



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

                           YES      [X]              NO       [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS:                                            COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT DECEMBER 31, 1997:                 942,387

                              EXOTECH INCORPORATED

                                     INDEX

                                                                   PAGE

PART I   FINANCIAL INFORMATION

         CONSOLIDATED CONDENSED BALANCE SHEET
         DECEMBER 31, 1997  AND JUNE 30, 1997......................2

         CONSOLIDATED CONDENSED STATEMENT OF
         OPERATIONS - SIX MONTHS ENDED
         DECEMBER 31, 1997 AND 1996................................3

         STATEMENT OF CASH FLOWS FOR SIX
         MONTHS ENDED DECEMBER 31, 1997 AND 1996...................4

         NOTES TO CONSOLIDATED CONDENSED
         FINANCIAL STATEMENTS......................................5

         MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF CONSOLIDATED CONDENSED STATEMENT
         OF OPERATIONS.............................................6

PART II  OTHER INFORMATION

         OTHER FINANCIAL INFORMATION...............................8

         SIGNATURES................................................9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                 December 31,          June 30,
                                                                     1997                1997
                                                                 -----------           --------
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                           $  13,239           $  18,225
Inventories
 Work in Process                                                   293,251             261,034
 Raw Materials                                                      32,625              32,625
 Finished Goods                                                     14,000              14,000
Other Current Assets                                                   229                 -0-
Cash                                                                   749               3,431
                                                                   --------            -------
Total Current Assets                                               354,093             563,209

PROPERTY, PLANT AND EQUIPMENT

 NET                                                                   224                 294
OTHER NON-CURRENT ASSETS                                             5,529               5,993
                                                                   --------            -------

TOTAL ASSETS                                                       359,856             335,602
                                                                  =========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                             80,135              99,369
Other Current Liabilities                                          385,514             371,782
Notes Payable                                                      416,879             385,294
                                                                   --------            -------
Total Current Liabilities                                          882,528             856,445

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014              97,014

Paid-in-Surplus                                                  1,169,645           1,169,645
Deficit                                                         (1,676,911)         (1,675,082)
Treasury Stock (27,748 shares)                                    (112,420)           (112,420)
                                                                -----------         -----------
Total Shareholders' Equity                                        (522,672)           (520,843)

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                            359,856             335,602
                                                                  =========           ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                  1997                                        1996
                                         -----------------------                  ----------------------------

                                     3 Mos.                  6 Mos.               3 Mos.                   6 Mos.
                                     ----------- ENDED -----------                ----------- ENDED -----------
                                     12/31                   12/31                12/31                    12/31
                                     -----                   -----                -----                    -----
REVENUE
Contract Sales                       143,076                195,011               87,208                 198,004

EXPENSES
Direct Labor                             744                  5,738                4,682                   5,336
Overhead                               2,956                 10,720                9,282                  10,068
Materials                                 59                    644                  384                     384
General & Administrative                 690                  2,448                  852                     996
Inventory Costs                      125,070                157,145               52,488                 151,200
                                     --------               --------              -------                -------

Cost of Contract Services            129,519                176,695               67,688                 167,984

Operating Income (Loss)               13,557                 18,316               19,520                  30,020

Other Income (Expense)                    --                     --                   --                      --
Interest & Other                     (10,887)               (20,144)              (7,799)                (14,929)
                                     --------               --------              -------                --------

NET INCOME BEFORE

  TAXES                                2,670                 (1,828)              11,721                  15,091
State Income Tax
 Provision                                --                     --                   --                      --
                                  -----------            -----------           ----------              ---------
NET INCOME (LOSS)                      2,670                 (1,828)              11,721                  15,091

Weighted Average Number of
Common Shares
Outstanding                          942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                            .003                  (.002)                 .01                     .02

DIVIDENDS PER
 COMMON SHARE                            None                   None                 None                    None

See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                         SIX MONTHS ENDED DECEMBER 31,

                                                                                1997                       1996
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                               (1,828)                     15,091
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 524                         551
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                  4,986                      (7,760)
     (Increase) Decrease in Prepaid Expenses                                      (229)                         86
     (Increase) Decrease in Inventory                                          (32,217)                    (65,447)
     Increase (Decrease) in Accts. Payable                                     (19,234)                     14,149
     Increase (Decrease) in Payroll/Emp. Benefits                               (2,778)                     (2,551)
     Increase (Decrease) in Accrued Interest                                    16,509                      13,799
                                                                                -------                     ------

Cash Provided By or (Used For) Operating Transactions                          (34,267)                    (32,082)

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             40,500                      33,800
Payments on Notes                                                                8,915                          --
                                                                             ----------                     ------

Cash Provided By or (Used For) Financing Transactions                           31,585                      33,800

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                               --                          --
Deposits                                                                            --                          --
                                                                                -------                     ------

Cash Provided By or (Used For) Investing Transactions                               --                          --

INCREASE (DECREASE) IN CASH                                                     (2,682)                      1,718
---------------------------

CASH BALANCE - BEGINNING                                                         3,431                         105
------------------------                                                        -------                      -----
CASH BALANCE - ENDING                                                              749                       1,823
---------------------                                                           =======                      =====

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and June 30, 1997 and the results of operations and changes in financial position for the six months ended December 31, 1997 and 1996 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the six months ended December 31, 1997 and 1996.

NOTE 3.

Notes Payable at December 31, 1997 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $236,530 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At December 31, 1997, there was an outstanding Producer Loan of $9,049 with interest at 9.0% per annum. This loan may be prepaid, in whole or in part, at any time, without penalty.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                          -------------------------------------- COMPARISON  OF ------------------------------------------------

                                THREE MONTHS                       THREE MONTHS                             SIX MONTHS
                              ----------------                   ----------------                        ---------------
                           Dec 31           Sept 30           Dec 31            Dec 31                Dec 31           Dec 31
                            1997             1997              1997              1996                  1997             1996
Net Sales                  143,076            51,935           143,076           87,208               195,011           198,004

Direct Cost & Overhead       3,759            13,343             3,759           14,348                17,102            15,788
G&A Expense                    690             1,758               690              852                 2,448               996
Inventory Cost             125,070            32,075           125,070           52,488               157,145           151,200
                           --------           -------          --------          -------              --------          -------
Cost of Sales              129,519            47,176           129,519           67,688               176,695           167,984

Interest & Other            10,887             9,257            10,887            7,799                20,144            14,929








I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED
          DECEMBER 31, 1997.

          In the three months period ended December 31, 1997, a reduction of the working capital deficit of $2,933 resulted from a net profit from operations of $2,670 and non-fund charges of $263. A loan of $20,000 obtained from Spiral Biotech, Inc. in September, 1997 was repaid in full in the most recent quarter. In December, another loan of $9,049 was obtained from Spiral Biotech, Inc. that is secured by work-in-progress inventory of Autoplate instruments being produced under a purchase order from the lender in the amount of $150,000. The pay down of the loan is scheduled out of receipts for instruments as they are delivered in January and February 1998. Additional financing in the amount of $2,036 was obtained by a loan from an officer/employee.

II.       INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND SIX MONTH PERIOD AND
          THE SAME QUARTER AND SIX MONTHS PERIOD LAST YEAR.

          Revenue for the quarter ended December 31, 1997, was higher by $55,868 compared to the same period in 1996. Operating income for the period was $13,557 compared to $19,520 in the prior year. In the opinion of Management, the most recent quarter results show a continuation of modest progress toward profitable operations and recovery from the large losses incurred in prior years.

          For the six months period ended December 31, 1997, revenue of $195,011 was lower by about 1.5 percent compared to the same period in 1996. On the same basis of comparison, the cost of sales was higher by about
          5.2 percent, resulting in a net loss of $1,828 as opposed to an net profit of $15,091 in the prior year. These changes reflect the fluctuations between quarterly periods that are cyclical according to the phase of the manufacturing process occurring in a particular quarter. The cycle is dependent on the time of receipt of an order for a lot of instruments. In the most recent period, production of a new lot of thirty Autoplate instruments was begun, requiring substantial effort and expenditures prior to the delivery and invoicing for the products which began at the start of the last quarter. In the last month of this latest period, a new production run on these instruments was started in response to a purchase order for twenty-five units. The expense incurred for the new production was about $38,000. In the prior year, deliveries of the instruments were ongoing throughout the period, without a startup of a new production lot.






                      PART II. OTHER FINANCIAL INFORMATION

ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 to 45 days in payments to suppliers of materials for manufacturing. In the most recent six months period, the accounts payable more than 30 days old was reduced by about 55 percent, from $66,800 to $30,000. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of December 31, 1997 was $217,100, higher by $46,700 compared to the prior year, and $132,900 lower than the backlog at September 30, 1997. Negotiations have been completed that will increase backlog by $32,000 in February, 1998.

ITEM 6 (B)

There were no reports filed on Form 8-K for the six months ended December 31, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXOTECH INCORPORATED

                                                  REGISTRANT

DATE:         February 12, 1998
        ____________________________


_____________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
EXECUTIVE OFFICER

                                       9





