Form 10-Q
period 1998-03-31
EXOTECH INC
filed 1998-05-13
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES E6XCHANGE ACT OF 1934

FOR QUARTER ENDED:  MARCH 31, 1998                   COMMISSION FILE NO. 0-4076
                   ---------------                                       ------



                              EXOTECH INCORPORATED
               --------------------------------------------------
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

CLASS:                                            COMMON STOCK, PAR VALUE $0.10
                                                  -----------------------------
OUTSTANDING AT
  MARCH 31, 1998                            942,387
                                            -------

                              EXOTECH INCORPORATED

                                     INDEX

PART I   FINANCIAL INFORMATION                                         PAGE NO.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  March 31, 1998  AND JUNE 30, 1997......................... 2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - NINE MONTHS ENDED
                  MARCH 31, 1998 AND 1997................................... 3

                  STATEMENT OF CASH FLOWS FOR NINE
                  MONTHS ENDED MARCH 31, 1998 AND 1997...................... 4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS...................................... 5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS............................................. 6

PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION............................... 8

                  SIGNATURES................................................ 9

                  FINANCIAL DATA SCHEDULES (EX-27)..........................10

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                   March 31,                June 30,
                                                                     1998                     1997
                                                               --------------            -------------
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                           $  18,258                 $  18,225
Inventories
 Work in Process                                                   323,069                   261,034
 Raw Materials                                                      32,625                    32,625
 Finished Goods                                                     14,000                    14,000
Other Current Assets                                                   343                       -0-
Cash                                                                 1,098                     3,431
                                                                ----------                ----------
Total Current Assets                                               389,393                   329,315

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                   206                       294
OTHER NON-CURRENT ASSETS                                             5,297                     5,993
                                                                ----------                ----------

TOTAL ASSETS                                                       394,896                   335,602
                                                                ==========                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                             87,709                    99,369
Other Current Liabilities                                          391,550                   371,782
Notes Payable                                                      428,219                   385,294
                                                                ----------                ----------
Total Current Liabilities                                          907,478                   856,445

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014                    97,014

Paid-in-Surplus                                                  1,169,645                 1,169,645
Deficit                                                         (1,666,821)               (1,675,082)
Treasury Stock (27,748 shares)                                    (112,420)                 (112,420)
                                                                ----------                ----------
Total Shareholders' Equity                                        (512,582)                 (520,843)

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                            394,896                   335,602
                                                                ==========                ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                   1998                                       1997
                                      -----------------------------              ------------------------------
                                        3 Mos.             9 Mos.                   3 Mos.            9 Mos.
                                      ----------- ENDED -----------              ------------ ENDED -----------
                                       3/31                  3/31                  3/31                   3/31
REVENUE
Contract Sales                      $132,178               $327,189             $137,171                $335,175

EXPENSES
Direct Labor                           3,216                  8,954                2,573                   7,909
Overhead                               4,895                 15,615                6,054                  16,122
Materials                              2,230                  2,874                  149                     533
Other Direct Costs                         -                      -                5,000                   5,000
Travel                                     -                    650                2,316                   2,316
General & Administrative                 722                  3,170                2,114                   3,110
Inventory Costs                      100,889                258,034              111,669                 262,869
                                    --------               --------             --------                --------

Cost of Contract Services            112,602                289,297              129,875                 297,859

Operating Income (Loss)               19,576                 37,892                7,296                  37,316

Miscellaneous Income                      --                     --                   --                      --
Research and Development                  --                     --                   --                      --
Interest & Other                      (9,487)               (29,631)              (8,771)                (23,700)
                                    --------               --------             --------                --------

NET INCOME BEFORE
  TAXES                               10,089                  8,261               (1,475)                 13,616
State Income Tax
 Provision                                --                     --                   --                      --
                                    --------               --------             --------                --------
NET INCOME (LOSS)                     10,089                  8,261               (1,475)                 13,616

Weighted Average Number of
Common Shares
Outstanding                          942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                            0.01                   0.01                (0.00)                   0.01

DIVIDENDS PER
 COMMON SHARE                           None                   None                 None                    None


See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                          NINE MONTHS ENDED MARCH 31,

                                                                                 1998                       1997
                                                                                 ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                                8,261                      13,616
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 784                         826
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                    (33)                     (3,362)
     (Increase) Decrease in Prepaid Expenses                                      (343)                        280
     (Increase) Decrease in Inventory                                          (62,035)                    (21,963)
     Increase (Decrease) in Accts. Payable                                     (11,660)                    (10,300)
     Increase (Decrease) in Payroll/Emp. Benefits                               (4,818)                     (9,177)
     Increase (Decrease) in Accrued Interest                                    24,586                      20,550
                                                                               -------                     -------

Cash Provided By or (Used) For Operating Transactions                          (45,258)                     (9,530)

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             66,789                      39,800
Payments on Notes                                                              (23,864)                    (30,000)
                                                                               -------                     -------

Cash Provided By or (Used For) Financing Transactions                           42,925                       9,800

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                               --                          --
Deposits                                                                            --                          --
                                                                               -------                     -------

Cash Provided By or (Used For) Investing Transactions                               --                          --

INCREASE (DECREASE) IN CASH                                                     (2,333)                        270

CASH BALANCE - BEGINNING                                                         3,431                         105
                                                                               -------                     -------
CASH BALANCE - ENDING                                                           $1,098                        $375
                                                                               =======                     =======

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and June 30, 1997 and the results of operations and changes in financial position for the nine months ended March 31, 1998 and 1997 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the nine months ended March 31, 1998 and 1997.

NOTE 3.

Notes Payable at March 31, 1998 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $252,775 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At March 31, 1998, there was an outstanding Producer Loan of $20,444 without interest charge.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                 ------------------------------------------ COMPARISON  OF ----------------------------------------

                                       THREE MONTHS                         THREE MONTHS                        NINE MONTHS
                                  ----------------------                --------------------                --------------------
                                  Mar 31          Dec 31                Mar 31        Mar 31                Mar 31        Mar 31
                                   1998            1997                  1998          1997                  1998          1997
Net Sales                         132,178        143,076               132,178       137,171               327,189        335,175
Cost of Labor & Overhead            8,111          3,759                 8,111         8,627                24,589         24,031
G&A Expense                           722            690                   722         2,114                 3,170          3,110
Inventory Cost                    100,889        125,070               100,889       111,669               258,034        262,869
                                 --------       --------              --------      --------              --------       --------
Cost of Sales                     112,602        129,519               112,602       129,875               289,297        297,859
Interest & Other                    9,487         10,887                 9,487         8,771                29,631         23,700

I.        CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED
          MARCH 31, 1998.

          In the nine months period ended March 31, 1998, a reduction of the working capital deficit of $9,045 resulted from a net profit from operations of $8,261 and non-fund charges of $784. Producer loans totalling $40,500 - obtained from Spiral Biotech, Inc. in this period were paid-down prior to $20,444 to the end of the period. Additional loans amounting to $22,481 obtained from an officer of the Company in this period are outstanding.

          An order received in March 1998 from Spiral Biotech, Inc. increased backlog at the end of the period by $32,000 for instruments scheduled for deliveries in May 1998. Negotiations completed at the end of the most recent quarter will further increase backlog early in the next quarter by $150,000.

II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE MONTH PERIOD AND THE SAME QUARTER AND NINE MONTHS PERIOD LAST YEAR.

          Revenue for the quarter ended March 31, 1998, at $132,178, was $4,993 lower compared to the same period one year earlier. Operating income was $19,576 compared to $7,296 in the quarter ended March 31, 1997. The earlier period had higher indirect costs related to the hiring and training of an employee following the retirement of a key staff member. In the opinion of Management, results in the most recent quarter show a continuation of modest progress over the past three quarters toward profitable operations and recovery from the large losses incurred in the prior year.

          For the nine months period ended March 31, 1998, revenue of $327,189 was two percent lower than that achieved one year earlier. On the same basis of comparison, the cost of sales was lower by about three percent. Interest expense in the recent period was higher by 25 percent, reflecting the necessity of increased borrowing to provide for purchases of material at the outset of new production runs resulting in a net profit of $8,261, compared to $13,616 in the prior year. In the opinion of management, the increasing frequency of large increases in backlog for existing product lines will materially reduce the cash flow interruptions that have been experienced between the end of one production run and the first billable products of the subsequent production run. Furthermore, economies of scale will become available to reduce costs. These changes reflect progress toward improved operating conditions for the Company after an intense and very costly effort to develop a new product in prior fiscal years.

                      PART II. OTHER FINANCIAL INFORMATION

ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 to 45 days in payments to suppliers of materials for manufacturing. In the most recent nine months period, the accounts payable more than 30 days old was reduced by about 65 percent, from $66,800 to $24,000. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of March 31, 1998 was $168,900, lower by $97,000 compared to that of the prior year, and $48,200 lower than the backlog at December 31, 1997. An order received in March, 1998 increased backlog by $32,000 for products that will be purchased in May. Further orders have been negotiated that will add a minimum of $150,000 to the backlog in the quarter beginning April 1, 1998.

ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EXOTECH INCORPORATED

                                                       REGISTRANT


DATE:     May 13, 1998
      _____________________



____________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER