Form 10-K
period 1998-06-30
EXOTECH INC
filed 1998-09-28
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR FISCAL YEAR ENDED:  JUNE 30, 1998             COMMISSION FILE NO. 0-4076


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

At June 30, 1998, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $65,560.

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

      These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. These products and related service work have accounted for 91 percent of the Company's sales in the past year and about 86 and 93 percent in the prior two fiscal years. The others are sold directly by the Company. They are built for inventory in lots of 25 units, with two or more lots of the well established products generally being sold in about one year. It is intended that these products will be updated periodically to keep them abreast of new technological developments and will remain products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace the model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was completed in the first six months of fiscal year 1996. An additional 100 units of this instrument have been manufactured and delivered in fiscal years 1997 and 1998. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past eighteen years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services are fixed price. There were two contracts for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are expected from government contractors using four of the MTF tester systems.

      The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. In 1992, a system upgrade was designed and sold for this instrument. Marketing effort continues through correspondence and personal contacts, as well as personal presentations to introduce this product to semiconductor crystal growers, processors and manufacturers. However, there have been no sales of this instrument over the past six years. The Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are well-known potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

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

      Among its electro-optical products the Company holds an exclusive license and foreign patent applications on the Crystallographic Scanner.

      There are little or no seasonal variations in the business, other than for radiometers which tend to attract greater interest during the spring and fall seasons.

      Working capital is a continuing problem for the Company. There is currently no working capital financing available through a financial institution, although producer loans made by Spiral Biotech, Inc. were used to finance microbiological laboratory instruments' production in the most recent and prior fiscal years. The limited availability of working capital results in occasional cash on delivery orders or delays in paying suppliers. All products are guaranteed as to parts and workmanship for a period of six months to one year. The only warranty work incurred in the past year was repair of a Model 4000 Autoplate at nominal cost.

      The Colony Counter, Autoplate, Crystallographic Scanner and Radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

      Sales in July and August 1998 amounted to $49,415, comprising 7 Autoplates, 4 Vacuum Sources and miscellaneous repair and calibration services. Backlog in this segment at June 30, 1998 was $186,000.

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

      Following the termination of importing of the instrument from Holland, the Company, early in 1995, designed a replacement instrument and, concurrent with development work, began production of 12 units on an order from Spiral Biotech, Inc. The order was increased to 22 units in November 1995. Follow-on orders for these instruments resulted in shipments of 100 more units prior to June 30, 1998.

      In the biotechnology instruments business, Autoplates, Colony Counters and related equipment sales accounted for 82% of the year's sales, 5% from radiometer sales, 2% from the MTF parts, calibration and maintenance; and 11% from miscellaneous sales and repair work.

      For the fiscal year ended June 30, 1998, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty is cash flow shortage which has caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in the past several years, will be improved in fiscal year 1999 provided that modest increases in instrument sales, and maintenance and repair work continue. Ongoing demonstrations and trial applications of the Crystallographic Scanner may result in sales of this product. Strengthening of revenues and stringent controls of costs are necessary to enable profits from operations to remedy cash flow problems.

      The capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State or local regulations enacted to control the discharge of materials into the environment or otherwise relating to the protection of the environment.

      Prompted by the many published statements of warning about data management problems at the turn of the century, the Company has carefully examined its internal data systems for susceptibility to such problems. The current internal data processing systems service engineering design and quality assurance, shareholder records and word processing for document preparation. These systems have no susceptibility to problems relating to year 2000 and beyond. Inquiries have been posed to the Company's principle providers of banking, payroll processing, and materials and parts to obtain assurance of suitable uninterrupted service throughout the turn of the century period. Where any doubt of such assurance is found, alternative providers will be engaged prior to June 30, 1999.

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

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS.

      a.  Price range of Common Stock

        The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 1997 and 1998.)


                 -------------BID AND ASK PRICES--------------

                         1998                         1997
                         ----                         ----

      FIRST QUARTER      Bid, Nominal / Ask, 1/8      Bid, Nominal / Ask, 1/8
      SECOND QUARTER     Bid, Nominal / Ask, 1/8      Bid, Nominal / Ask, 1/8
      THIRD QUARTER      Bid, Nominal / Ask, 1/8      Bid, Nominal / Ask, 1/8
      FOURTH QUARTER     Bid, Nominal / Ask, 1/8      Bid, Nominal / Ask, 1/8

      b. Approximate number of Equity Security Holders.

           TITLE OF CLASS:     Common Stock

           APPROXIMATE NUMBER OF SHAREHOLDERS
           (As of September 23, 1998)                    596

      c. Dividends.

      No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Income Statement Data:

                            --------------------- FISCAL YEAR ----------------------

                              1998        1997        1996        1995        1994
                              ----        ----        ----        ----        ----
Net Sales                   $499,476   $443,176    $367,259    $370,102    $437,330

Income (Loss) before Taxes
& Extraordinary Credit         9,878   (265,432)   (152,584)    (68,130)    (35,448)

Net Income (Loss)             $9,878  $(265,432)  $(152,584)   $(68,130)   $(35,448)

Per Share:
 Net Income (Loss)               .01       (.28)       (.16)       (.07)       (.04)


Selected Balance Sheet Data:


                            --------------------- FISCAL YEAR ----------------------

                              1998        1997        1996        1995        1994
                              ----        ----        ----        ----        ----
Current Assets             $375,031    $329,315    $563,209    $587,808    $643,836
Current Liabilities         896,328     856,445     825,952     699,068     688,834

Working Capital            (521,297)   (527,130)   (262,743)   (111,260)    (44,998)

Total Assets                385,363     335,602     570,541     596,241     654,136

Stockholders' Equity
and Accumulated
Deficit                   $(510,965)  $(520,843)  $(255,411)  $(102,827)   $(34,698)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

      The Company's revenues of $499,476 were 12.7% higher than in fiscal year 1997, and 36% higher than in fiscal year 1996. The declines in earlier years related in part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral Biotech, Inc., and the sub-par quality of an imported automated plater instrument, sold as a part of a system including Exotech products. The Company's new product has replaced this instrument.

      Sales of instruments, parts, repairs and calibration services in the past three years are shown in the following table. Instrument sales have increased 35.9% over the period with the increase related to the introduction of the automated plater. Variations in MTF Tester services relate to the occasional repair work ordered in addition to the usual calibration services. The higher sales of miscellaneous service in fiscal year 1998 resulted from an improved marketing effort by Spiral Biotech Inc. to sell these services.

                                    1998           1997           1996
                                  --------       --------       ------

Biotechnology Instruments         $411,273       $347,445       $302,700
Radiometer                          22,555         47,015           --
MTF Tester Service                  10,550          9,590         17,350
Miscellaneous Parts and Service     55,098         39,126         47,209

      The cost of operations, $448,657 resulted in an operating income of $50,819, compared to an operating loss of $227,552 in fiscal year 1997 and a loss of $127,367 in fiscal year 1996. The impact of interest costs resulted in a net profit of $9,878 compared to losses of $265,432 and $152,584 in 1997 and 1996, respectively.

      A net increase in demand notes of $26,481 needed to sustain operations caused an increase in interest expense to $41,529, compared to $37,880 in the prior year, and $29,817 in fiscal 1996. The objective of Management following successful, but costly, development of a state-of-the-art automated plater instrument in fiscal year 1996 was to demonstrate its sales potential in a highly competitive market. In the opinion of Management, that objective was achieved through intense effort to improve the production efficiency, and prove the reliability of the instrument in fiscal 1997. Production costs for the instrument have been steadily improved following that effort. A modest profit is projected for the continued production of the Autoplate with an annual output in excess of 85 units.

      In the past year, orders for instruments and services by Spiral Biotech, Inc. increased by $63,800, or 18% above the level of the prior year. In the opinion of Management, recent improvements in the marketing of the biotechnology products will rejuvenate sales of the laser scanner instruments together with increasing sales of the new automated plater and related products.

      Despite financial and staffing limitations that have impeded marketing of the Crystallographic Scanner instruments, management believes that the results of on-going collaborative studies and demonstrations of capabilities will improve the prospects of sales to the potential customers who continue to show interest in that instrument system. Furthermore, management is committed to explore the prospects for collaborative arrangements with several well established suppliers of manufacturing equipment to the semiconductor industry as a means to generate increased exposure and sales potential for this product. Substantive results from this effort were not achieved prior to June 30, 1998.

      Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the recent years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. With a new product now experiencing a good level of acceptance in the market, and growth in the Company's backlog for its other biotechnology-related products, Management believes that increasing revenue will provide sufficient cash to support operations throughout fiscal year 1999.

      As shown in the Statements Of Cash Flows for the three years ended June 30 of 1998, 1997 and 1996, each period ended with a small positive cash balance. Negative cash flow from operations have been experienced over the past three years. In fiscal year 1998, a net profit of $9,878 was offset by substantial increases in accounts receivable and inventories, and a decrease in accounts payable. The result of operating net losses in 1997 and 1996 caused negative cash flow from operating transactions of ($9,674) and ($60,428) respectively. Offsetting in these cases were net proceeds from notes of $26,479 in 1998, $13,000 in 1997 and $60,501 in 1996. The Company continues to meet its cash flow obligations, although at times delayed in some cases of trade payables and payroll, with receipts from sales and financing activities comprised of loans from the Company's President and from Spiral Biotech, Inc., its principal customer. The loans from Spiral Biotech are secured by ordered instruments in progress and range from 15 to 20 percent of the purchase order value for the total order. No loans are in default. The fluctuations in accounts payable relate to the amount of work-in-progress for products on order.

      A careful examination by Management, prompted by well-publicized risks of year 2000 anomalies with some computer operating systems and programs, has resulted in assurance that the company's current data processing and record-keeping will not be in jeopardy of such difficulties.

      It is noted that the Company's property, plant and equipment are nearly fully depreciated. However, all essential items of these assets are maintained in good repair and no replacements nor additions are anticipated in the next year or more.

The Company's management and employees continue to be committed to reestablishing progress toward our goal of profitability.

                     [LINTON, SHAFER & COMPANY LOGOS HERE]


Linton, Shafer & Company, P.A.
Certified Public Accountants

Principals & Associates:
Corinne M. Bradac, CPA
Edmond B. Gregory III, CPA, CBA
Kevin R. Hessler, CPA
Donald C. Linton, CPA, CFP
Joseph M. McCathran, CPA
Michele R. Mills, CPA
Ronald W. Shafer, CPA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Exotech, Incorporated and Subsidiary

      We have audited the accompanying consolidated financial statements and related schedules of Exotech, Incorporated and Subsidiary included on pages 12 through 21 of the annual report on Form 10- K of Exotech, Incorporated and Subsidiary as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


September 17, 1998

                                       /s/ LINTON, SHAFER & COMPANY, P.A.
                                       ______________________________________


 6 West Second Street (bullet) Frederick, Maryland 21701 (bullet) 301-663-5122
               (bullet) 1-800-466-5122 (bullet) FAX 301-663-3876
              ANNAPOLIS (bullet) SILVER SPRING (bullet) FREDERICK
          Website: www.lscpa.com (bullet) E-mail: advantage@lscpa.com

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

                                   1998              1997            1996
                                  ------            ------          ------
REVENUES
  Instrument Sales               $433,828          $394,460         $302,325
  Parts, Repairs and Services      65,648            48,716           64,934
                                 --------          --------         --------
TOTAL SALES                      $499,476          $443,176         $367,259

COST OF OPERATIONS
Direct Cost and Overhead
   Instrument Sales               362,084           319,705          287,536
   Repairs, Parts and Service      37,596            30,548           56,162
   R & D Costs                         --                --          121,263
  Inventory Adjustment                 --           281,117               --

General and Administrative
   Instrument Sales                44,615            36,191           18,345
   Repairs, Parts and Service       4,362             3,167            3,583
   R & D Costs                         --                --            7,737
                                 --------          --------         --------

TOTAL COST OF OPERATIONS          448,657           670,728          494,626
                                 --------          --------         --------

OPERATING PROFIT (LOSS)            50,819          (227,552)        (127,367)
-----------------------

OTHER REVENUES (EXPENSES)
-------------------------
Miscellaneous                         588                --            4,600
Interest                          (41,529)          (37,880)         (29,817)
                                 --------          --------         --------

NET PROFIT (LOSS) BEFORE TAXES      9,878          (265,432)        (152,584)
------------------------------

INCOME TAXES                           --                --               --
                                 --------          --------         --------


NET PROFIT (LOSS)                  $9,878         $(265,432)       $(152,584)
-----------------                  ======         ==========       ==========

Gain or (Loss) per Common Share       .01              (.28)            (.16)

Weighted average number of
common shares outstanding          942,387           942,387          942,387


The accompanying notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                          1998              1997
                                        -------           --------

CURRENT ASSETS

Cash                                     $6,442            $3,431

Accounts Receivable
(Note 2) Billed                          33,912            18,225
Less: Allowance for Doubtful Account         --                --

Inventories, at lower of
average cost or market
(Note 2)                                334,062           307,659

Prepaid Expenses and Advances               615                --
                                      ---------          --------

TOTAL CURRENT ASSETS                    375,031           329,315

PROPERTY, PLANT AND EQUIPMENT,
at cost (Note 2)

Laboratory Equipment                    160,980           160,980
Office Furniture & Equipment             70,550            70,550
                                      ---------          --------
                                        231,530           231,530

Less accumulated
 depreciation and
 amortization                          (231,354)         (231,236)
                                      ---------          --------

Total Property, Plant and Equipment - Net   176               294

OTHER ASSETS

Miscellaneous                            10,156             5,993
                                      ---------          --------

TOTAL ASSETS                           $385,363          $335,602
                                      ---------          --------



The accompanying Notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                            1998              1997
                                            ----              ----

CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                          $411,775          $385,294

Accounts Payable and Other
 Accrued Liabilities                      87,022            99,369
Accrued Payroll and Employee
 Benefits                                 71,250            73,301
Accrued Officer Salary and
 Benefits                                181,169           186,402
Accrued Interest                         145,112           112,079
                                        --------          --------

TOTAL CURRENT LIABILITIES                896,328           856,445

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10
 per share; 1,500,000 shares
 authorized; 970,135 shares
  issued and outstanding                 97,014            97,014

Paid in Surplus                       1,169,645         1,169,645
Accumulated Deficit                  (1,665,204)       (1,675,082)
Treasury Stock 27,748 shares at cost   (112,420)         (112,420)
                                        --------          --------
TOTAL SHAREHOLDERS' DEFICIT            (510,965)         (520,843)
                                        --------          --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                 $385,363          $335,602
                                       ========          ========


The accompanying Notes are an integral part of these statements.

                    EXOTECH INCORPORATED AND SUBSIDIARY
        STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30


INCREASE (DECREASE) IN CASH                                                1998            1997               1996
---------------------------                                               ------          ------             ------
CASH FLOWS FROM OPERATING TRANSACTIONS
Net Profit (Loss):                                                        $9,878        $(265,432)         $(152,584)
   Add: Non Cash Income Determinants
   Depreciation & Amortization                                             1,045            1,045              1,101
   Add (Deduct): Changes in Current Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                            (15,687)          (7,152)              (141)
   (Increase) Decrease in Prepaid Expenses & Advances                       (615)             344              1,050
   (Increase) Decrease in Inventories                                    (26,403)         244,028             23,764
   Increase (Decrease) in Accounts Payable & Other Accrued Liabilities   (12,345)          (6,295)            53,667
   Increase (Decrease) in Accrued Payroll & Related                       (7,284)          (8,987)             9,560
   Increase (Decrease) in Accrued Interest                                33,033           32,775              3,155
                                                                        --------        ---------           --------
Cash Provided By (or) Used In Operating Transactions                    $(18,387)         $(9,674)          $(60,428)
                                                                        --------        ---------           --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
Proceeds from Notes                                                       75,306           43,000             87,500
Payment on Notes                                                         (48,827)         (30,000)           (26,999)
                                                                        --------        ---------           --------
Cash Provided By (or) Used In Financing Transactions                      26,479           13,000             60,501
                                                                        --------        ---------           --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
Purchase of Equipment                                                     (5,090)              --                  --
                                                                        --------        ---------           --------
Cash Provided By (or) Used In Investing Transactions                      (5,090)              --                  --
                                                                        --------        ---------           --------

INCREASE (DECREASE) IN CASH                                                3,011            3,326                 73
CASH BALANCE - BEGINNING                                                   3,431              105                 32
                                                                        --------        ---------           --------
CASH BALANCE - ENDING                                                     $6,442           $3,431               $105
                                                                        ========        =========           ========

SUPPLEMENTAL INFORMATION
Interest Paid                                                             $8,496           $5,105            $26,663
Taxes                                                                         --               --                 --



The accompanying notes are an integral part of these statements.

                    EXOTECH INCORPORATED AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE THREE YEARS ENDED JUNE 30, 1998


                                  COMMON STOCK
                                -----------------                                   TREASURY STOCK
                                         ($0.10)     PAID-IN      ACCUMULATED      ----------------
                                SHARES  PAR VALUE    SURPLUS       (DEFICIT)       SHARES      COST
                                ------  ---------    -------      -----------      ------      ----
Balance, June 30, 1995         970,135   $97,014    $1,169,645    $(1,257,066)     27,748    $(112,420)
Add (Deduct)                        --        --            --             --          --           --
Net Profit (Loss)                   --        --            --       (152,584)         --           --
                               -------   -------    ----------    -----------      ------    ---------

Balance, June 30, 1996         970,135   $97,014    $1,169,645    $(1,409,650)     27,748    $(112,420)
Add (Deduct)                        --        --            --             --          --           --
Net Profit (Loss)                   --        --            --       (265,432)         --           --
                               -------   -------    ----------    -----------      ------    ---------

Balance, June 30, 1997         970,135   $97,014    $1,169,645    $(1,675,082)     27,748    $(112,420)
Add (Deduct)                        --        --            --             --          --           --
Net Profit (Loss)                   --        --            --          9,878          --           --
                               -------   -------    ----------    -----------      ------    ---------

Balance, June 30, 1998         970,135   $97,014    $1,169,645    $(1,665,204)     27,748    $(112,420)
                               =======   =======    ==========    ===========      ======    =========

The accompanying notes are an integral part of these statements.

                              EXOTECH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 1998, the Company had an operating profit of $50,819, while in the prior year it had an operating loss of $227,552, reflecting a year-end write-off of $281,117 in manufacturing inventory. The Company had an operating loss of $127,367 in the fiscal year ended June 30, 1996. At June 30, 1998, approximately $57,300 of accounts payable were more than 30 days old.

The accompanying financial statements have been prepared on the "going concern" basis of generally accepted accounting principles. The ability of the Company to continue normal operations is dependent upon its ability to obtain the required amounts of working capital to finance the existing contracts, to continue the acquisition of additional contracts, and to pursue instrument sales at prices sufficient to recover costs and some profits. Management believes that improved revenues now being experienced with the Company's new product, the automatic plater for microbiological laboratories, together with stringent control of costs and cash outlays will provide sufficient cash to support its operations throughout the coming fiscal year.

Crystallographic Scanners have experienced no sales activity since their development approximately five years ago. Efforts are ongoing to develop a marketing agreement with an established marketer of capital equipment to the crystal growers and processors, or alternatively to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. However, substantive results were not achieved prior to June 30, 1998. In the fiscal year ended June 30, 1997 this product line was deleted from inventory, resulting in a charge against income of $281,117.

At June 30, 1998, the remaining value (backlog) of existing sales contracts were approximately $186,000.

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

Depreciation and Amortization
The Company uses a straight-line method of depreciation and amortization for both tax and financial reporting purposes. The following time periods are used:

     DEPRECIATION:
           Laboratory equipment                       5 or 8 years
           Office furniture and equipment             5 years

     AMORTIZATION:
           Leasehold improvements                     Life of lease
           Patents                                    12 years

Depreciation expenses recorded in the consolidated statement of operations are as follows: 1996 - $1,101, 1997 - $1,045, and 1998 - $1,045, including amortization of patents at the rate of $928 in each year. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 1998 due to the operating losses and loss carryforwards for each of those years.

At June 30, 1998, the Company had net operating loss carryforwards of $674,982 which begin to expire in 1999. The Company also has incurred research and experimental expenses of $129,000 in 1996, and $54,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized. The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                    1998           1997          1996
                                   ------         ------        ------
Net operating loss carryforward  $269,993       $263,624       $148,543
Deferred research and
         experimental expenses     25,800         36,120         48,174
Less: Valuation allowance        (295,793)      (299,744)      (196,717)
                                 --------       --------       --------

Deferred Tax Asset - net           - 0 -          - 0 -          - 0 -
                                 ========       ========       ========

Net (increase) decrease in
         valuation allowance       $3,951      $(103,027)      $(40,968)
                                 ========       ========       ========

Following is a table reconciling the Company's accounting net loss or (income) for each of the last three years ended June 30.
                                    1998           1997          1996
                                   ------         ------        ------
Accounting Net (Income) Loss      $(9,878)      $265,432       $152,584
Nondeductible expense                 --             --             --
Research and experimental costs:
    Capitalized on tax return         --             --        (129,000)
    Tax amortization               25,800         30,135         21,574
                                 --------       --------       --------
Taxable Net Loss                 $ 15,922       $295,567       $ 45,158
                                 ========       ========       ========

Repairs and Betterments
Repairs are expensed as incurred. Betterments are capitalized and amortized over the remaining useful life of the assets.

Accounts Receivable
Accounts receivable consist of amounts billed from sales as of June 30, 1998 and 1997. There is no allowance for doubtful accounts as of June 30, 1998, as the Company considers accounts receivable to be fully collectible.

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

(3)   INVENTORY

Inventories are summarized as follows:
                                          1998                1997
                                         ------              ------

           Raw Materials                $ 32,625             $32,625
           Goods in Process              287,437             261,034
           Finished Goods                 14,000              14,000
                                        --------            --------
                                        $334,062            $307,659

(4)   RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. In the fiscal year 1996, $129,000 of R&D costs related to the new Autoplate 4000 product were incurred and written off. There were no R&D costs in the fiscal year 1998 nor in 1997.

(5)   NOTES PAYABLE

Notes payable at June 30, 1998, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $245,175 are payable with interest at 8.5% per annum to one officer/employee, and an $11,600 Producer Loan from Spiral Biotech, Inc. that is secured by inventory instruments (Autoplaters) with an interest rate of 9% which is waived unless delivery requirements are not met.
                                                    1998             1997
                                                    ----             ----

Average* aggregate amount outstanding during year   $416,624         $390,877
Maximum amount outstanding during year               434,719          402,794
Average* interest rate on loans
outstanding at end of year                             8.26%            8.50%
Average* interest rate incurred
during the period                                      7.93%            8.52%

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

Non-Financing               1999       1998
                           ------     ------
Building                  $13,220    $31,344

(7)   EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.


(8)   SUPPLEMENTAL PROFIT AND LOSS INFORMATION

Description                                1998           1997         1996
-----------                               ------         ------       ------

Taxes other than income:

      Payroll                              $8,938         $7,796       $9,588
      Franchise, Personal Property and
        other Miscellaneous                 1,587          1,168        1,137

      Rents, including equipment rental    41,573         38,653       40,097

(9)   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between management and its independent public accounting firm.

(10)  TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $457,018, $381,130 and $340,841 (about 91, 86 and 93 percent, respectively, of total sales) for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Amounts due from such sales at June 30, 1998 and 1997 were $23,042 and $12,725, respectively. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(11)  VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:

                                          Additions:
                                 Balance  Charged to                 Balance
                               Beginning   Costs and                  End of
   Description                 of Period    Expenses  Deductions      Period
   -----------                 ---------   ---------  ----------     -------
Allowance for Depreciation:
  Year Ended June 30, 1998       231,236         118                 231,354

  Year Ended June 30, 1997       231,119         117                 231,236

  Year Ended June 30, 1996       230,946         174                 231,119

Allowance for Amortization
 of Patents:
  Year Ended June 30, 1998         8,815         928                   9,743

  Year Ended June 30, 1997         7,887         928                   8,815

  Year Ended June 30, 1996         6,959         928                   7,887

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          (a), (b), (e)

NAME:                     ROBERT G. LYLE (69)
                          President, CEO of the Company and subsidiary;
Director.
Business experience
during past 5 years       Same as above, since 1977.
Other Positions:          None.
Other Directorships:      None.

NAME:                     JOHN M. TALBOT (42)
                          Secretary (1997) and Director and Member of Audit
                          Committee (1997).
Business experience       - Senior Electronic Engineering Technician and Data Processing
during past 5 years       Supervisor (1987-1997). Electronic Technician and Computer
                          Programmer (1979-1987)
Other Positions:          None.
Other Directorships:      None.

NAME:                     ANDREW WONG (45)
                          Treasurer (1997). Secretary and Director (1996-97); Member of Audit
                          Committee (1996).
Business experience       - Vice President, Marketing, General Electric-Spacenet, McLean,
during past 5 years       VA. Manager of Marketing Function for Telecommunications Division.
                          Responsible for selling customized private networks to
                          businesses in the United States and international
                          markets (1995-97). - Director, Business Development,
                          COMSAT Mobile Communications, Bethesda, MD.
                          Responsible for identification, analysis and
                          implementation of mobile wireless communications
                          business opportunities (1991-95).
Other Positions:          None.
Other Directorships:      Member, Board of Engineering Advisors, Univ. of California,
                          Lawrence Livermore Laboratory (1995-97).

_________
Note: All terms expire in December, 1998

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

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

          A. No individual in management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $3,783 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 1997 was $3,783. Mr. Talbot was elected to be Secretary and Director subsequent to June 30, 1997 at no added compensation over his salary as a full-time employee.

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

          D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 1998. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 1998.

          E. Termination of employment - the Company has no employment termination agreements with officers or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of September 23, 1998, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:

                                AMOUNT AND NATURE OF                %
NAME AND ADDRESS                BENEFICIAL OWNERSHIP              CLASS
----------------                --------------------              -----
Carter C. Chinnis              Of Record        90,244
303 N. Vine Street             Beneficially      1,200
                                                ------
Richmond, VA  23220            Total            91,444             9.70

Robert G. Lyle                 Of Record        68,242             7.24
41957 Brightwood Lane
Leesburg, VA  22075

William T. Stephens            Of Record        96,449            10.23
PO Box 1096
McLean, VA  22075

Denzil C. Pauli                Of Record       204,547            21.70
13021 Bluhill Road
Aspen Hill, MD  20906

Samuel Schalkowsky             Of Record        92,076             9.77
4003 Woodlawn Road
Chevy Chase, MD  20014

Current officers and directors as a group own a total of 68,242, representing 7.24% of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          a. Transactions with management and others. The Company was not a party to material transactions since the beginning of its last fiscal year in which a holder of 5% of the securities of the Company had or has a direct or indirect material interest, other than in the normal course of microbiology laboratory instruments and related equipment sales on an exclusive basis with Spiral Biotech, Inc. owned by a shareholder holding 9.77% of the Company's stock.

          b. Certain Business relationships. None of the Company's directors, executive officers, or nominees for director have a working relationship with any of the Company's vendors, customers or sources of working capital that would be sizeable enough to generate a conflict of interest or undue influence, to the best knowledge of management. William T. Stephens, is the Company's legal counsel; however, revenue generated by services rendered to the Company do not exceed 1% of that law firm's revenues.

          c. Indebtedness of Management. No director or officer of the Company or any associate of any director or officer were indebted to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

A.   1.   LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.
                                                                      PAGE NO.
                                                                      --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................  11
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1998...................................................  12
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND 1997...................  13-14
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1998.............................................  15
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 DEFICIT - FOR THE THREE YEARS ENDED JUNE 30, 1998.....................  16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................  17-21
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT........................................................  24
FINANCIAL DATA SCHEDULE (EX-27)........................................  29

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





  September 23, 1998           BY:  /s/
________________________            __________________________________________
      DATE                          ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER,
                                    PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR




  September 23, 1998           BY:  /s/
________________________            __________________________________________
      DATE                          ANDREW WONG, TREASURER (PRINCIPAL
                                    FINANCIAL OFFICER) AND DIRECTOR




  September 23, 1998           BY:  /s/
________________________            __________________________________________
      DATE                          JOHN M. TALBOT, SECRETARY AND DIRECTOR