Form 10-Q
period 1998-09-30
EXOTECH INC
filed 1998-11-16
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  SEPTEMBER 30, 1998          COMMISSION FILE NO. 0-4076
                   -------------------                              ------



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

CLASS:                              COMMON STOCK, PAR VALUE $0.10
                                    -----------------------------
OUTSTANDING AT
   SEPTEMBER 30, 1998                     942,387
                                          -------

                              EXOTECH INCORPORATED


                                     INDEX



PART I      FINANCIAL INFORMATION                          PAGE NO.

            CONSOLIDATED CONDENSED BALANCE SHEET
            SEPTEMBER 30, 1998 AND JUNE 30, 1998.........      2

            CONSOLIDATED CONDENSED STATEMENT OF
            OPERATIONS - THREE MONTHS ENDED
            SEPTEMBER 30, 1998 AND 1997..................      3

            STATEMENT OF CASH FLOWS FOR THREE
            MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.....      4

            NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS.........................      5

            MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF CONSOLIDATED CONDENSED STATEMENT
            OF OPERATIONS................................      6


PART II     OTHER INFORMATION

            OTHER FINANCIAL INFORMATION..................      8

            SIGNATURES  .................................      9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

                                         SEPTEMBER 30,             JUNE 30,
                                             1998                    1998
                                         -------------             --------
                                          (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                  $    21,935             $    33,912
Inventories
 Work in Process                            308,419                 287,437
 Raw Materials                               32,625                  32,625
 Finished Goods                              14,000                  14,000
Cash and Other Current Assets                 3,015                   7,057
                                        -----------             -----------
Total Current Assets                    $   379,994                $375,031

PROPERTY, PLANT AND EQUIPMENT
 NET                                            147                     176
OTHER NON CURRENT ASSETS                      9,924                  10,156
                                        -----------             -----------
TOTAL ASSETS                            $   390,065                $385,363
                                        ===========             ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses    $ 83,201                 $87,022
Other Current Liabilities                   404,511                 397,531
Notes Payable                               413,573                 411,775
                                        -----------             -----------
Total Current Liabilities               $   901,285             $   896,328

SHAREHOLDERS' EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                 97,014                  97,014

Paid-in-Surplus                           1,169,645               1,169,645
Deficit                                  (1,665,459)             (1,665,204)
Treasury Stock (27,748 shares)             (112,420)               (112,420)
                                        -----------             -----------
Total Shareholders' Equity                 (511,220)               (510,965)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                 $   390,065             $   385,363
                                        ===========             ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   1998                   1997
                               THREE MONTHS           THREE MONTHS
                                   ENDED                  ENDED
                               SEPTEMBER 30           SEPTEMBER 30
                             ----------------       ----------------

REVENUES

Contract Sales                    $ 99,930               $ 51,935

EXPENSES

Direct Labor                           202                  4,994
Overhead                             2,666                  7,764
Materials                               -                     585
General & Administrative               398                  1,758
Inventory Costs                     86,939                 32,075
                                   -------                 ------

Cost of Contract Sales              90,205                 47,176

Operating Income (Loss)              9,725                  4,759

Other Revenue (Expenses):              151                     -

Interest & Other                   (10,130)                (9,257)

NET INCOME BEFORE TAXES               (254)                (4,498)

State Income Tax                        -                      -
NET INCOME (LOSS)                     (254)                (4,498)

Weighted Average Number of
Common Stock Outstanding           942,387                942,387

EARNINGS (LOSS) PER
COMMON SHARE                          (.00)                 (.005)
DIVIDENDS PER COMMON SHARE            NONE                   NONE


See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                        THREE MONTHS ENDED SEPTEMBER 30,

                         ------------------------------

                                                         1998            1997
                                                         ----            ----

CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                      $   (254)      $ (4,498)
Add: Non cash Income Determinants
   Depreciation and Amortization                            261            260
Add (Deduct): Changes in Current Assets & Liabilities
   (Increase) Decrease in Accounts Receivable            11,977          7,445
   (Increase) Decrease in Prepaid Expenses                 (937)          (114)
   (Increase) Decrease in Inventory                     (20,981)       (65,196)
   Increase (Decrease) in Accts. Payable                 (3,823)        15,856
   Increase (Decrease) in Payroll/Emp. Benefits          (1,275)         2,034
   Increase (Decrease) in Accrued Interest                8,255          8,255
                                                       --------       --------

Cash Provided By or (Used) For Operating Transactions    (6,777)       (35,958)
     -----------     ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                       1,798         40,500
Payment on Notes                                            -0-            -0-
                                                       --------       --------
Cash Provided By or (Used For) Financing Transactions     1,798         40,500
     -----------     --------
CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits                                                    -0-            -0-
                                                       --------       --------

Cash Provided By or (Used For) Investing Transactions       -0-            -0-
     -----------     --------

INCREASE (DECREASE) IN CASH                              (4,979)         4,542
---------------------------

CASH BALANCE - BEGINNING                                  6,441          3,431
                                                       --------       --------
CASH BALANCE - ENDING                                  $  1,462       $  7,973

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and June 30, 1998 and the results of operations and changes in financial position for the three months ended September 30, 1998 and 1997 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the three months ended September 30, 1998 and 1997.


NOTE 3.

Notes Payable at September 30, 1998 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $245,175 are payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (bacteria colony counters). At September 30, 1998, there was an outstanding Producer Loan of $13,398 without interest charge. This loan may be prepaid, in whole or in part, at any time, without penalty.


NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 ----------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:



                                  -------------- COMPARISON  OF --------------
                                  THREE MONTHS ENDED       THREE MONTHS ENDED

                                  Sept 30     June 30      Sept 30     Sept 30
                                  1998        1998         1998        1997
                                  -------     -------      -------     -------

Net Sales                         $99,930    $172,287      $99,930     $51,935
Direct Cost & Overhead              2,868      19,360        2,868      13,343
General & Administrative Expense      398       2,287          398       1,758
Inventory Cost                     86,939     137,713       86,939      32,075
Cost of Sales                      90,205     159,360       90,205      47,176
Interest & Other                    9,979      11,898        9,979       9,257

I.     CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED
       ------------------------------------------------------
       SEPTEMBER 30, 1998.
       -------------------

       In the three months period ended September 30, 1998, a decrease of working capital of $4,238 resulted from a net loss from operations of $4,498 and non-fund charges of $260. A loan of $20,000 was obtained from Spiral Biotech, Inc. It is secured by the work-in-progress inventory of Autoplate instruments being produced under a purchase order from the lender for a total of $150,000. The pay down of the loan is scheduled out of the receipts for the instruments as they are delivered. The order covers 25 instruments, the last of which is to be delivered in January 1999. The loan will be repaid in full at the delivery of the twelfth unit in November 1998. Additionally, financing for future production on an order for 100 Autoplate instruments received on September 28, 1998 will be accommodated by means of scheduled progress payments negotiated as a condition of that order.



II.    INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME
       ----------------------------------------------------------
       THREE MONTH PERIOD LAST YEAR.
       -----------------------------

       Revenue for the quarter ended September 30, 1998, was higher by $47,995 or 92% than the results one year earlier. Operating costs were higher in the most recent quarter by $43,029 or 91% compared to the prior year. The result was an operating profit of $9,725 and a net loss of $254 compared to a net loss of $4,498 in the quarter ended one year earlier. The large variations shown in the period-to-period comparison are principally related to the phase of the product manufacturing that characterizes the three month period. In the most recent quarter, deliveries of a new lot of twenty-five Autoplate instruments was begun. The last of these instruments, built to an order received in May 1998, will be delivered in November. In August 1998, another order for twenty-five units was received, requiring the first deliveries to begin in mid- November 1998. The increase in frequency of orders for these instruments requires substantial effort and expenditures for purchased parts and materials. This activity is reflected in the increase of about $20,981 in inventory value. Sales in the period were calibration, maintenance and repair services in addition to thirteen Autoplate and two radiometer instrument deliveries. In the same period of the prior year, the manufacturing cycle was less advanced so that only two new instruments were delivered.

       In the opinion of Management, the increased backlog of orders for the Company's products and continued stringent control of costs will provide for improved results in the following quarter.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, resulting in occasional slow payments to creditors, and hampering the development of new business to the fullest extent possible. In the opinion of Management, the Company is in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depends upon sustained operations as a going concern.

The dollar amount of the backlog as of September 30, 1998 was $730,000, an increase of $544,000 from the backlog of the preceding quarter ended June 30, 1998.


ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                EXOTECH INCORPORATED

                                                      REGISTRANT




DATE:    November 13, 1998
      _______________________




/s/ Robert G. Lyle
____________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER