Form 10-Q
period 1998-12-31
EXOTECH INC
filed 1999-02-11
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED: DECEMBER 31, 1998      COMMISSION FILE NO. 0-4076



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

                  Yes   [x]         No    [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                    COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT DECEMBER 31, 1998:   942,387

                             EXOTECH INCORPORATED


                                     INDEX


                                                                          PAGE
PART I      FINANCIAL INFORMATION

            CONSOLIDATED CONDENSED BALANCE SHEET
            DECEMBER 31, 1998  AND JUNE 30, 1998.............................2

            CONSOLIDATED CONDENSED STATEMENT OF
            OPERATIONS - SIX MONTHS ENDED
            DECEMBER 31, 1998 AND 1997.......................................3

            STATEMENT OF CASH FLOWS FOR SIX
            MONTHS ENDED DECEMBER 31, 1998 AND 1997..........................4

            NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS.............................................5

            MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF CONSOLIDATED CONDENSED STATEMENT
            OF OPERATIONS....................................................6


PART II     OTHER INFORMATION

            OTHER FINANCIAL INFORMATION......................................8

            SIGNATURES.......................................................9

                             EXOTECH INCORPORATED
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                          DECEMBER 31,              JUNE 30,
                                              1998                    1998
                                           (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                    $ 42,142                $ 33,912
Inventories
 Work in Process                           356,324                 287,437
 Raw Materials                              32,625                  32,625
 Finished Goods                             14,000                  14,000
Cash and Other Current Assets               27,597                   7,057
Fixed Price Contracts in Progress          598,000                      --
Less: Progress Payments Received          (108,000)                     --
                                          ---------             -----------
Total Current Assets                      $961,788                $375,031

PROPERTY, PLANT AND EQUIPMENT, NET             118                     176
OTHER NON CURRENT ASSETS                     4,602                  10,156
                                          ---------               ---------
TOTAL ASSETS                              $966,508                $385,363
                                          =========               =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses   $ 73,166                 $87,022
Other Current Liabilities                  709,382                 397,531
Notes Payable                              404,775                 411,775
                                       ------------                --------
Total Current Liabilities               $1,187,323                $896,328

DEFERRED REVENUE (LONG-TERM)               295,800                      --

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                97,014                  97,014

Paid-in-Surplus                          1,169,645               1,169,645
Deficit                                 (1,670,854)             (1,665,204)
Treasury Stock (27,748 shares)            (112,420)               (112,420)
                                       ------------            ------------
Total Shareholders' Equity                (516,615)               (510,965)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                   $966,508                $385,363
                                          =========               =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             EXOTECH INCORPORATED
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                 1998                           1997
                         -----------------------     --------------------------

                         3 Mos.           6 Mos.        3 Mos.           6 Mos.
                         -----------ENDED---------  -----------ENDED-----------
                         12/31            12/31         12/31            12/31
                         -----            -----         -----            -----

REVENUE
Contract Sales         224,398         324,328       143,076          195,011

EXPENSES
Direct Labor               115             317           744            5,738
Overhead                 2,214           4,880         2,956           10,720
Materials                   --              --            59              644
General & Administrative    29             427           690            2,448
Inventory Costs        216,676         303,615       125,070          157,145
                       --------        --------      --------         --------

Cost of Contract Services219,034       309,239       129,519          176,695

Operating Income (Loss)  5,364          15,089        13,557           18,316

Other Income (Expense)     107             258            --               --
Interest & Other       (10,867)        (20,997)      (10,887)         (20,144)
                       --------        --------      --------         --------

NET INCOME BEFORE
  TAXES                 (5,396)         (5,650)        2,670           (1,828)
State Income Tax
 Provision                  --              --            --               --
                    -----------     -----------    ----------       ----------
NET INCOME (LOSS)       (5,396)         (5,650)        2,670           (1,828)

Weighted Average Number of
Common Shares
Outstanding            942,387         942,387       942,387          942,387

EARNINGS (LOSS) PER
COMMON SHARE              (.01)           (.01)         .003            (.002)

DIVIDENDS PER
 COMMON SHARE              None            None          None             None

See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                         SIX MONTHS ENDED DECEMBER 31,
                         -----------------------------



                                                      1998               1997
                                                      ----               ----

CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                    (5,650)           (1,828)
Add: Non cash Income Determinants
   Depreciation and Amortization                        522               524
Add (Deduct): Changes in Current Assets & Liabilities
   (Increase) Decrease in Accounts Receivable        (8,230)            4,986
   (Increase) Decrease in Prepaid Expenses           (1,076)             (229)
   (Increase) Decrease in Inventory                 (68,887)          (32,217)
   Increase (Decrease) in Accts. Payable            (13,856)          (19,234)
   Increase (Decrease) in Payroll/Emp. Benefits      (6,859)           (2,778)
   Increase (Decrease) in Accrued Interest           16,510            16,509
   Increase (Decrease) in Progress Payments         108,900                --
                                                    --------           -------

Cash Provided By or (Used For)
  Operating Transactions                             21,374           (34,267)
                                                    --------          --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------

Proceeds from Notes                                  16,000            40,500
Payments on Notes                                   (23,000)           (8,915)
                                                    --------        ----------

Cash Provided By or (Used For)
     -----------    ----------
  Financing Transactions                             (7,000)           31,585


CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------

Purchase of Equipment                                    --                --
Deposits                                              5,090                --
                                                     -------           -------

Cash Provided By or (Used For)
     -----------    ----------
  Investing Transactions                              5,090                --


INCREASE (DECREASE) IN CASH                          19,464            (2,682)
---------------------------

CASH BALANCE - BEGINNING                              6,442             3,431
------------------------                             -------           -------
CASH BALANCE - ENDING                                25,906               749
---------------------                                =======           =======

                             EXOTECH INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and June 30, 1998 and the results of operations and changes in financial position for the six months ended December 31, 1998 and 1997 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the six months ended December 31, 1998 and 1997.


NOTE 3.

Notes Payable at December 31, 1998 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $249,775 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At December 31, 1998, there was no outstanding Producer Loan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:






                        -------------------------------------COMPARISON OF---------------------------------

                             THREE MONTHS                   THREE MONTHS                     SIX MONTHS
                           ----------------               ----------------              -------------------
                          Dec 31      Sept 30            Dec 31      Dec 31            Dec 31      Dec 31
                            1998        1998               1998        1997             1998        1997


Net Sales                224,398      99,930            224,398     143,076            324,328     195,011

Direct Cost & Overhead     2,329       2,868              2,329       3,759              5,197      17,102
G&A Expense                   29         398                 29         690                427       2,448
Inventory Cost           216,676      86,939            216,676     125,070            303,615     157,145
                         --------     -------           --------    --------           --------    --------
Cost of Sales            219,034      90,205            219,034     129,519            309,239     176,695

Interest & Other          10,760       9,979             10,760      10,887             20,739      20,144

I.     CHANGE IN FINANCIAL  POSITION IN THE THREE MONTHS ENDED DECEMBER 31,
       1998.

       In the three months period ended December 31, 1998, a reduction of the working capital deficit of $295,756 resulted from a new contract obtained at the beginning of the period for Autoplate instruments and related technical support. The initial fixed price contract has a value of $598,000 with performance and deliveries scheduled over a 15 month period. The initial scheduling of performance under the contract indicates that about $295,800 will be revenue in the following fiscal year, beginning 1 July 1999. The contract was negotiated to provide progress payments for an accelerated production schedule. In addition to revenue from sales, this contract has provided $108,900 as progress payment for work-in-progress. The Company's principal customer in recent years was acquired by Advanced Instruments, Inc. of Norwood, Massachusetts in October 1998, giving rise to the substantial improvement in sales and backlog. The expenses of adding and training two technicians to accommodate increased production rates resulted in a net loss of $5,396. Non-fund charges in the quarter were $261. All loans acquired from Spiral Biotech Inc. in prior periods were paid in full.


II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND SIX MONTH PERIOD AND THE SAME QUARTER AND SIX MONTHS PERIOD LAST YEAR.

       Revenue for the quarter ended December 31, 1998, was higher by $81,322 compared to the same period in 1997. Operating income for the period was $(5,364) compared to $13,557 in the prior year. In the opinion of Management, the most recent quarter results show a new opportunity for progress toward profitable operations and recovery from the large losses incurred in prior years. Revenue was markedly higher, there is a large backlog. Although the cost of establishing an increased production rate resulted in a net loss, it is not expected to impact subsequent quarters.

       For the six months period ended December 31, 1998, revenue of $324,328 was higher by about 66 percent compared to the same period in 1997. On the same basis of comparison, the cost of sales was higher by about 75 percent, resulting in a net loss of $5,650 compared to an net loss of $1,828 in the prior year. These changes reflect the fluctuations between quarterly periods that are cyclical according to the phase of the manufacturing process occurring in a particular quarter. The cycle is dependent on the time of receipt of an order for a lot of instruments. In the most recent period, production of a new lot of thirty Autoplate instruments was begun, requiring substantial effort and expenditures prior to the delivery and invoicing for the products which began at the start of the last quarter. In the last month of this latest period, a new production run on these instruments was started in response to a contract for one hundred units. In the prior year, deliveries of the instruments were ongoing throughout the period, without a startup of a new production lot.
                                       7

                     PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 to 45 days in payments to suppliers of materials for manufacturing. In the most recent six months period, the accounts payable more than 30 days old was reduced by about 76 percent, from $57,300 to $13,650. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of December 31, 1998 was $620,000, higher by $402,900 compared to the prior year, and $110,000 lower than the backlog at September 30, 1998. Negotiations have been completed that will increase backlog by $42,500 in February, 1999.


ITEM 6 (B)

There were no reports filed on Form 8-K for the six months ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EXOTECH INCORPORATED

                                           REGISTRANT




DATE:         February 12, 1999







                                          ROBERT G. LYLE, PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER