Form 10-Q
period 1999-03-31
EXOTECH INC
filed 1999-05-13
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  MARCH 31, 1999                 COMMISSION FILE NO. 0-4076
                   ---------------                                     ------



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

                      YES    [X]            NO     [  ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS:                                    COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT
  MARCH 31, 1999                    942,387
                                    -------

                              EXOTECH INCORPORATED


                                     INDEX



PART I    FINANCIAL INFORMATION                                       PAGE NO.

          CONSOLIDATED CONDENSED BALANCE SHEET
          March 31, 1999  AND JUNE 30, 1998.............................. 2

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - NINE MONTHS ENDED
          MARCH 31, 1999 AND 1998........................................ 3

          STATEMENT OF CASH FLOWS FOR NINE
          MONTHS ENDED MARCH 31, 1999 AND 1998........................... 4

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS........................................... 5

          MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED CONDENSED STATEMENT
          OF OPERATIONS.................................................. 6


PART II   OTHER INFORMATION

          OTHER FINANCIAL INFORMATION.................................... 8

          SIGNATURES..................................................... 9

          FINANCIAL DATA SCHEDULES (EX-27).............................. 10

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                      MARCH 31,                 JUNE 30,
                                                        1999                      1998
                                                     ----------                 --------
                                                     (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                               $ 44,744                    $ 33,912
Inventories
 Work in Process                                      372,371                     287,437
 Raw Materials                                         32,625                      32,625
 Finished Goods                                        14,000                      14,000
Cash and Other Current Assets                          17,734                       7,057
Fixed Price Contracts in Progress                     598,000                          --
Less: Progress Payments Received                     (217,700)                         --
                                                     --------                    --------
Total Current Assets                                 $861,775                    $375,031

PROPERTY, PLANT AND EQUIPMENT, NET                         90                         176
OTHER NON CURRENT ASSETS                               11,017                      10,156
                                                     --------                    --------
TOTAL ASSETS                                         $872,882                    $385,363
                                                     ========                    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses              $ 67,349                     $87,022
Other Current Liabilities                             619,153                     397,531
Notes Payable                                         400,275                     411,775
                                                   ----------                    --------
Total Current Liabilities                          $1,086,777                    $896,328

DEFERRED REVENUE (LONG-TERM)                          295,800                          --

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                           97,014                      97,014

Paid-in-Surplus                                     1,169,645                   1,169,645
Deficit                                            (1,663,934)                 (1,665,204)
Treasury Stock (27,748 shares)                       (112,420)                   (112,420)
                                                   ----------                  ----------
Total Shareholders' Equity                           (509,695)                   (510,965)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                              $872,882                    $385,363
                                                     ========                    ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                   1999                                1998
                                       -----------------------------        ---------------------------

                                         3 Mos.            9 Mos.             3 Mos.             9 Mos.
                                       ----------- ENDED -----------        ----------- ENDED ---------
                                         3/31               3/31               3/31              3/31
REVENUE
Contract Sales                        $243,350           $567,678         $132,178            $327,189

EXPENSES
Direct Labor                               754              1,071            3,216               8,954
Overhead                                 3,123              8,003            4,895              15,615
Materials                                   --                 --            2,230               2,874
Other Direct Costs                          --                 --               --                  --
Travel                                      --                 --               --                 650
General & Administrative                   177                604              722               3,170
Inventory Costs                        224,114            527,729          100,889             258,034
                                       --------           --------         --------            --------

Cost of Contract Services              228,168            537,407          112,602             289,297

Operating Income (Loss)                 15,182             30,271           19,576              37,892

Miscellaneous Income                       132                390               --                  --
Research and Development                    --                 --               --                  --
Interest & Other                        (8,393)           (29,390)          (9,487)            (29,631)
                                       --------           --------         --------            --------

NET INCOME BEFORE
  TAXES                                  6,921              1,271           10,089               8,261
State Income Tax
 Provision                                  --                 --               --                  --
                                       --------           --------         --------            --------
NET INCOME (LOSS)                        6,921              1,271           10,089               8,261

Weighted Average Number of
Common Shares
Outstanding                            942,387            942,387          942,387             942,387

EARNINGS (LOSS) PER
COMMON SHARE                              0.01               0.00             0.01                0.01

DIVIDENDS PER
 COMMON SHARE                             None               None             None                None


See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                          NINE MONTHS ENDED MARCH 31,


                                                                   1999                  1998
                                                                  ------                ------
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                 1,271                 8,261
Add: Non cash Income Determinants
    Depreciation and Amortization                                   782                   784
Add (Deduct): Changes in Current Assets & Liabilities
    (Increase) Decrease in Accounts Receivable                  (10,832)                  (33)
    (Increase) Decrease in Prepaid Expenses                      (1,514)                 (343)
    (Increase) Decrease in Inventory                            (84,934)              (62,035)
    Increase (Decrease) in Accts. Payable                       (19,675)              (11,660)
    Increase (Decrease) in Payroll/Emp. Benefits                (14,864)               (4,818)
    Increase (Decrease) in Accrued Interest                      24,586                24,586
    Increase (decrease) in Progress Payments                    127,400                    --
                                                                -------                ------
Cash Provided By or (Used For) Operating Transactions            22,220               (45,258)
     -----------     --------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                              16,000                66,789
Payments on Notes                                               (27,500)              (23,864)
                                                                -------                ------

Cash Provided By or (Used For) Financing Transactions           (11,500)               42,925
     -----------     --------

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                --                    --
Deposits                                                         (1,557)                   --
                                                                -------                ------

Cash Provided By or (Used For) Investing Transactions            (1,557)                   --
     -----------     --------

INCREASE (DECREASE) IN CASH                                       9,163                (2,333)
---------------------------

CASH BALANCE - BEGINNING                                          6,442                 3,431
                                                                -------                ------
CASH BALANCE - ENDING                                           $15,605                $1,098
                                                                =======                ======

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and June 30, 1998 and the results of operations and changes in financial position for the nine months ended March 31, 1999 and 1998 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the nine months ended March 31, 1999 and 1998.


NOTE 3.

Notes Payable at March 31, 1999 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $245,275 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At March 31, 1999, there was no outstanding Producer Loan.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:


                                ------------------------------------- COMPARISON  OF --------------------------------------

                                    THREE MONTHS                       THREE MONTHS                        NINE MONTHS
                                --------------------               ---------------------               --------------------
                                Mar 31        Dec 31               Mar 31         Mar 31               Mar 31        Mar 31
                                 1999          1998                 1999           1998                 1999          1998
Net Sales                       243,350       224,398              243,350       132,178              567,678        327,189
Cost of Labor & Overhead          3,877         2,329                3,877         8,111                9,074         24,589
G&A Expense                         177            29                  177           722                  604          3,170
Inventory Cost                  224,114       216,676              224,114       100,889              527,729        258,034
                               ---------     ---------            ---------     ---------            ---------      ---------
Cost of Sales                   228,168       219,034              228,168       112,602              537,407        289,297
Interest & Other                  8,393        10,760                8,393         9,487               29,390         29,631

I.      CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED MARCH 31,
        1999.

        In the nine months period ended March 31, 1999, a reduction of the working capital deficit of $296,297 resulted from a contract obtained in October 1998 for Autoplate instruments and related technical support. The initial fixed price contract has a value of $598,000 with performance and deliveries scheduled over a 15 month period. The initial scheduling of performance under the contract indicates that about $295,800 will be revenue in the following fiscal year, beginning 1 July, 1999. The contract was negotiated to provide progress payments for an accelerated production schedule. In addition to revenue from sales, this contract has provided $127,400 as progress payment for work-in-progress. The Company's principal customer in recent years was acquired by Advanced Instruments, Inc. of Norwood, Massachusetts in October 1998, giving rise to the substantial improvement in sales and backlog. The expenses of adding and training two technicians to accommodate increased production rates resulted in a net loss of $5,396 at the end of the second quarter and a net profit of $1,271 at the end of nine months. Non-fund charges in the period were $782. All loans acquired from Spiral Biotech Inc. in this and prior periods were paid in full.


II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE MONTH PERIOD AND THE SAME QUARTER AND NINE MONTHS PERIOD LAST YEAR.

        Revenue for the quarter ended March 31, 1999, was higher by $111,172 compared to the same period in 1998. Operating income for the period was $30,271 compared to $19,576 in the prior year. In the opinion of Management, the most recent quarter results show a new opportunity for progress toward profitable operations and recovery from the large losses incurred in prior years. Revenue was markedly higher, there is a large backlog. Although the cost of establishing an increased production rate resulted in lower net profit, it is not expected to impact subsequent quarters.

        For the nine months period ended March 31, 1999, revenue of $567,678 was higher by about 74 percent compared to the same period in 1998. On the same basis of comparison, the cost of sales was higher by about 86 percent, resulting in a net profit of $1,271 compared to an net profit of $8,261 in the prior year. These changes reflect the fluctuations between quarterly periods that are cyclical according to the phase of the manufacturing process occurring in a particular quarter. The cycle is dependent on the time of receipt of an order for a lot of instruments. In the first quarter of the current fiscal year, production of a new lot of thirty Autoplate instruments was begun, requiring substantial effort and expenditures prior to the delivery and invoicing for the products which began at the start of the second quarter. In the last month of that quarter, a new production run on these instruments was started in response to a contract for one hundred units. In the prior year, deliveries of the instruments were ongoing throughout the period, with a startup of only new lot of twenty-six units.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 to 45 days in payments to suppliers of materials for manufacturing. In the most recent nine months period, the accounts payable more than 30 days old was reduced by about 87 percent, from $57,300 to $7,500. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of March 31, 1999 was $495,400, higher by $326,500 compared to that of the prior year, and $124,600 lower than the backlog at December 31, 1998. Management has continued its study of potential risks associated with the anticipated problems for some data processing systems (hardware and software) at the turn of the century. To date, no risks of this kind have been identified that could adversely impact the Company's operations or administration.


ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EXOTECH INCORPORATED

                                            REGISTRANT




DATE:      May 13, 1999
         ________________




____________________________________
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER