Form 10-K
period 1999-06-30
EXOTECH INC
filed 1999-09-27
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR FISCAL YEAR ENDED:  JUNE 30, 1999                 COMMISSION FILE NO. 0-4076


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

At June 30, 1999, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $73,280.

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

         These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. These products and related service work have accounted for 90 percent of the Company's sales in the past year and about 91 and 86 percent in the prior two fiscal years. The other products are sold directly by the Company. They are built for inventory in lots of 25 or more units, with two or more lots of the well established products generally being sold in about one year. It is intended that these products will be updated periodically to keep them abreast of new technological developments and will remain products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace a model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was completed in the first six months of fiscal year 1996. An additional 160 units of this instrument have been manufactured and delivered in fiscal years 1997 through 1999. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past eighteen years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services are fixed price. There were two contracts for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are expected from government contractors using four of the MTF tester systems.

         The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. In 1992, a system upgrade was designed and sold for this instrument. Marketing effort continues through correspondence and personal contacts, as well as personal presentations to introduce this product to semiconductor crystal growers, processors and manufacturers. However, there have been no sales of this instrument over the past seven years. The Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are well-known potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

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

         Working capital is a continuing problem for the Company. There is currently no working capital financing available through a financial institution, although producer loans made by Spiral Biotech, Inc. were used to finance microbiological laboratory instruments' production in the most recent and prior fiscal years. The limited availability of working capital results in occasional cash on delivery orders for materials. All products are guaranteed as to parts and workmanship for a period of six months to one year. The only warranty work incurred in the past year was repair of a Model 4000 Autoplate at nominal cost.

         The Colony Counter, Autoplate, Crystallographic Scanner and Radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

         Sales in July and August 1999 amounted to $142,444, comprising 8 Autoplates, 10 Vacuum Sources, a Radiometer and miscellaneous repair and calibration services. Backlog in this segment at June 30, 1999 was $300,000.

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

         2. General Description of Business - Research and development by the Company in the past affected four products: (1) bacteria colony counters; (2) four channel radiometers, (3) data processors for bacteria colony counters and,
(4) Model 500 Crystallographic Scanners. In fiscal year 1992 , the Company, in collaboration with Spiral Biotech, Inc., engaged in development of computer controlled, stepper motor actuated automation for bacteria colony plating and counting instruments. The applications comprise coordinated precise motions on as many as four axes. The purpose of this work is to enhance the technological excellence and competitive edge of the next generation of the Company's products for the microbiological laboratory market. This work, completed in March, 1992, resulted in a colony counter with automated features, and a proof-of-concept and demonstration model of a new spiral plater instrument. Total expenditures for the spiral plater effort amounted to $63,000 of which $20,000 was funded by Spiral Biotech, Inc. The preliminary design of the new plating instrument was completed, and produced by a development and manufacturing firm in Holland.

         Following the termination of importing of the instrument from Holland, the Company, early in 1995, designed a replacement instrument and, concurrent with development work, began production of Autoplates on an order from Spiral Biotech, Inc. Follow-on orders for these instruments resulted in shipments of 182 units prior to June 30, 1999.

         In the electro-optical instruments business, Autoplates, Colony Counters and related equipment sales accounted for 90% of the year's sales, 5% from radiometer sales, 0.5% from the MTF, calibration and maintenance, and 4.5% from miscellaneous sales and repair work.

         For the fiscal year ended June 30, 1999, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty was cash flow shortage which in prior years caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in past years, was markedly improved in fiscal year 1999. Provided that the current level in instrument sales, and maintenance and repair work continue, Management expects to sustain adequate cash flow and improve working capital.

         The capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State or local regulations enacted to control the discharge of materials into the environment or otherwise relating to the protection of the environment.

         Prompted by the many published statements of warning about data management problems at the turn of the century, the Company has carefully examined its internal data systems for susceptibility to such problems. The current internal data processing systems service engineering design and quality assurance, shareholder records and word processing for document preparation. These systems have no susceptibility to problems relating to year 2000 and beyond. Inquiries have been posed to the Company's principle providers of banking, payroll processing, and materials and parts to obtain assurance of suitable uninterrupted service throughout the turn of the century period. Where any doubt of such assurance is found, alternative providers will be engaged prior to the end of October 1999.

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

         In May 1999, the Company entered into a three year lease extension with McShea Management, Inc. of Gaithersburg, Maryland for the presently occupied facility.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

         a.  Price range of Common Stock

           The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 1998 and 1999.)


                  -------------BID AND ASK PRICES--------------



                                     1999                                           1998
                                     ----                                           ----

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



         b. Approximate number of Equity Security Holders.

                TITLE OF CLASS:     Common Stock

                APPROXIMATE NUMBER OF SHAREHOLDERS
                (As of September 21, 1999)                           596
                                                                     ---

         c. Dividends.

         No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Income Statement Data:


                                     -----------------------------------FISCAL YEAR------------------------------


                                      1999              1998              1997             1996              1995
                                      ----              ----              ----             ----              ----

Net Sales                          $821,158           $499,476         $443,176         $367,259          $370,102

Income (Loss) before Taxes
& Extraordinary Credit               31,494              9,878         (265,432)        (152,584)          (68,130)

Net Income (Loss)                   $31,494             $9,878        $(265,432)       $(152,584)         $(68,130)

Per Share:
 Net Income (Loss)                      .03                .01             (.28)            (.16)             (.07)



Selected Balance Sheet Data:

                                     -----------------------------------FISCAL YEAR------------------------------


                                      1999              1998              1997             1996              1995
                                      ----              ----              ----             ----              ----

Current Assets                     $428,348          $375,031          $329,315         $563,209          $587,808
Current Liabilities                 913,889           896,328           856,445          825,952           699,068

Working Capital                    (485,541)         (521,297)         (527,130)        (262,743)         (111,260)

Total Assets                        434,418           385,363           335,602          570,541           596,241

Stockholders' Equity
and Accumulated
Deficit                           $(479,471)        $(510,965)        $(520,843)       $(255,411)        $(102,827)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

         The Company's revenues of $821,158 were 64% higher than in fiscal year 1998, and 85% higher than in fiscal year 1997. The declines in earlier years related in part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral Biotech, Inc. The increase of the past year is largely attributable to new ownership of Spiral Biotech, Inc., that has purchased a substantially larger quantity of instruments.

         Sales of instruments, parts, repairs and calibration services in the past three years are shown in the following table. Instrument sales have increased 97% over the period with the increase related to the introduction of the automated plater. The reduced sales of miscellaneous service, parts and repairs in fiscal year 1999 resulted from a shift in prioritites by the new management of the Company's principal customer in this period.



                                                        1999                  1998                  1997
                                                      --------              --------              --------

Biotechnology Instruments                             $736,467              $411,273              $347,445
Radiometer                                              40,504                22,555                47,015
MTF Tester Service                                       6,100                10,550                 9,590
Miscellaneous Parts and Service                         38,087                55,098                39,126



         The cost of operations, $754,126, includes a $34,188 write-off of aging inventory and resulted in an operating income of $67,032, compared to fiscal year 1998 income of $50,819 and operating loss of $227,552 in fiscal year 1997. The impact of interest costs resulted in a net profit of $31,494 compared to a net profit of $9,878 and a loss of $265,432 in 1998 and 1997, respectively.

         A net decrease in demand notes of $12,703 allowed a decrease in interest expense to $36,279, compared to $41,529 in the prior year, and $37,880 in fiscal 1997. The objective of Management following successful, but costly, development of a state-of-the-art automated plater instrument in fiscal year 1996 was to demonstrate its sales potential in a highly competitive market. In the opinion of Management, that objective was achieved through intense effort to improve the production efficiency, and prove the reliability of the instrument in the past three fiscal years. Production costs for the instrument have been steadily improved during that period.

         In the past year, orders for instruments and services related to biotechnology products increased by 79% above the level of the prior year. In the opinion of Management, recent improvements in the marketing of the biotechnology products may rejuvenate sales of the laser scanner instruments together with increasing sales of services products related to the automated plater.

         Sales of the Model 100BX radiometer rebounded by 80% over the results in the prior fiscal year, without the benefit of any marketing effort. Management recognizes a continuing demand for this instrument which deserves attention. A Web site is being implemented to market this product on the Internet. The radiometer enjoys a long-standing reputation for value in the remote sensing field and efforts will be renewed to increase sales.

         Despite financial and staffing limitations that have impeded marketing of the Crystallographic Scanner instruments, Management believes that the results of on-going collaborative studies and demonstrations of capabilities will improve the prospects of sales to the potential customers who continue to show interest in that instrument system. Furthermore, Management is committed to explore the prospects for collaborative arrangements with several well established suppliers of manufacturing equipment to the semiconductor industry as a means to generate increased exposure and sales potential for this product. Substantive results from this effort were not achieved prior to June 30, 1999.

         Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants have advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the recent years of seriously depressed markets for the Company's products caused substantial impediments to overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while nurturing improved results from marketing efforts in a very competitive environment. With a new product now experiencing a good level of acceptance in the market, and growth in the Company's backlog for its other biotechnology-related products, Management believes that increasing revenue will provide sufficient cash to support operations throughout fiscal year 2000.

         As shown in the Statements Of Cash Flows for the three years ended June 30 of 1999, 1998 and 1997, each period ended with a small positive cash balance. Negative cash flow from operations have been experienced in two of the past three years. In fiscal year 1999, a net profit of $31,494 was offset by substantial increases in accounts receivable, accounts payable and other accrued expenses, and a decrease in inventories. The result of an operating net loss in 1997 and a small profit in 1998 caused negative cash flow from operating transactions of ($9,674) and ($18,387) respectively. Offsetting in these cases were net proceeds from notes of $26,479 in 1998 and $13,000 in 1997. The Company managed to meet its cash flow obligations in the past year with receipts from sales and financing activities comprised of deposits received with purchase orders and waiver of compensation by the Company's Chief Executive Officer.

         A careful examination by Management, prompted by well-publicized risks of year 2000 anomalies with some computer operating systems and programs, has resulted in assurance that the company's current data processing and record-keeping will not be in jeopardy of such difficulties.

         It is noted that the Company's property, plant and equipment are nearly fully depreciated. However, all essential items of these assets are maintained in good repair and no significant replacements nor additions are anticipated in the next year or more.

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Exotech, Incorporated and Subsidiary

         We have audited the accompanying consolidated financial statements and related schedules of Exotech, Incorporated and Subsidiary included on pages 12 through 21 of the annual report on Form 10-K of Exotech, Incorporated and Subsidiary as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 1999 and 1998 and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 30, 1999

                                              /s/ LINTON, SHAFER & COMPANY, P.A.

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



                                                      1999                      1998                     1997
                                                     ------                    ------                   ------
REVENUES
  Instrument Sales                                   $776,971                  $433,828                 $394,460
  Parts, Repairs and Services                          44,187                    65,648                   48,716
                                                    ---------                 ---------                 --------
TOTAL SALES                                          $821,158                  $499,476                 $443,176

COST OF OPERATIONS
Direct Cost and Overhead
   Instrument Sales                                   646,114                   362,084                  319,705
   Repairs, Parts and Service                          24,549                    37,596                   30,548
   R & D Costs                                             --                        --                       --
  Inventory Adjustment                                 34,188                        --                  281,117

General and Administrative
   Instrument Sales                                    47,243                    44,615                   36,191
   Repairs, Parts and Service                           2,032                     4,362                    3,167
   R & D Costs                                             --                        --                       --
                                                     --------                   --------                 --------

TOTAL COST OF OPERATIONS                              754,126                   448,657                  670,728
                                                     --------                   --------                 --------

OPERATING PROFIT (LOSS)                                67,032                    50,819                 (227,552)
-----------------------

OTHER REVENUES (EXPENSES)
Miscellaneous                                             741                       588                       --
Interest                                              (36,279)                  (41,529)                 (37,880)
                                                      --------                  --------                 --------

NET PROFIT (LOSS) BEFORE TAXES                         31,494                     9,878                 (265,432)
------------------------------

INCOME TAXES                                               --                        --                       --
                                                    ----------                ----------                ---------


NET PROFIT (LOSS)                                     $31,494                    $9,878                $(265,432)
-----------------                                     ========                   =======               ==========

Gain or (Loss) per Common Share                           .03                       .01                     (.28)

Weighted average number of
common shares outstanding                             942,387                   942,387                  942,387



The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30




                                                                  1999                      1998
                                                                 ------                    ------
CURRENT ASSETS

Cash                                                            $8,868                    $6,442

Accounts Receivable
(Note 2) Billed                                                 85,270                    33,912
Less: Allowance for Doubtful Account                                --                        --

Inventories, at lower of
average cost or market                                         331,135                   334,062

Prepaid Expenses and Advances                                    3,075                       615
                                                              ---------                 ---------

TOTAL CURRENT ASSETS                                           428,348                   375,031

PROPERTY, PLANT AND EQUIPMENT,
 at cost

Laboratory Equipment                                           160,980                   160,980
Office Furniture & Equipment                                    72,245                    70,550
                                                              ---------                 ---------
                                                               233,225                   231,530

Less accumulated
 depreciation and
 amortization                                                 (231,498)                 (231,354)
                                                              ---------                 ---------

Total Property, Plant and Equipment - Net                        1,727                       176

OTHER ASSETS

Miscellaneous                                                    4,343                    10,156
                                                               --------                  --------

TOTAL ASSETS                                                  $434,418                  $385,363
                                                              ---------                 ---------



The accompanying Notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30




                                                                   1999                    1998
                                                                   ----                    ----

CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                                                $399,072                   $411,775

Accounts Payable and Other
 Accrued Liabilities                                            20,099                     87,022
Accrued Payroll and Employee
 Benefits                                                       67,501                     71,250
Accrued Officer Salary and
 Benefits                                                      169,730                    181,169
Accrued Interest                                               176,587                    145,112
Deferred Revenue                                                80,900                        --
                                                              ---------                ----------

TOTAL CURRENT LIABILITIES                                      913,889                    896,328

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10
 per share; 1,500,000 shares
 authorized; 970,135 shares
  issued and outstanding                                        97,014                    97,014

Paid in Surplus                                              1,169,645                 1,169,645
Accumulated Deficit                                         (1,633,710)               (1,665,204)
Treasury Stock 27,748 shares at cost                          (112,420)                 (112,420)
                                                              ---------                 ---------
TOTAL SHAREHOLDERS' DEFICIT                                   (479,471)                 (510,965)
                                                              ---------                 ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                                        $434,418                  $385,363
                                                              ========                  =========



The accompanying Notes are an integral part of these statements.

                EXOTECH INCORPORATED AND SUBSIDIARY CONSOLIDATED
           STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30



INCREASE (DECREASE) IN CASH                                                       1999                 1998               1997
---------------------------                                                      ------               ------             ------

CASH FLOWS FROM OPERATING TRANSACTIONS
Net Profit (Loss):                                                               $31,494             $9,878           $(265,432)
     Add: Non Cash Income Determinants
     Depreciation & Amortization                                                   1,073              1,045               1,045
     Add (Deduct): Changes in Current Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                  (51,358)           (15,687)             (7,152)
     (Increase) Decrease in Prepaid Expenses & Advances                           (2,460)              (615)                344
     (Increase) Decrease in Inventories                                            2,927            (26,403)            244,028
     Increase (Decrease) in Accounts Payable & Other Accrued Liabilities         (66,924)           (12,345)             (6,295)
     Increase (Decrease) in Accrued Payroll & Related Expenses                   (15,188)            (7,284)             (8,987)
     Increase (Decrease) in Accrued Interest                                      31,475             33,033              32,775
     Deferred Revenue                                                             80,900                 --                  --
                                                                                 --------          ---------            --------
Cash Provided By (or) Used In Operating Transactions                             $11,939           $(18,378)            $(9,674)
     -----------      -------                                                    --------          ---------            --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
Proceeds from Notes                                                               22,195             75,306              43,000
Payment on Notes                                                                 (34,898)           (48,827)            (30,000)
                                                                                 --------           --------            --------
Cash Provided By (or) Used In Financing Transactions                             (12,703)            26,479              13,000
     -----------      -------                                                    --------            -------             -------

CASH FLOWS FROM INVESTING TRANSACTIONS:
Purchase of Equipment                                                             (1,695)            (5,090)                 --
Deposits                                                                           4,885                  --                 --
                                                                                  -------           --------           --------
Cash Provided By (or) Used In Investing Transactions                               3,190             (5,090)                 --
     -----------      -------                                                     -------            -------            --------

INCREASE (DECREASE) IN CASH                                                        2,426              3,011               3,326
CASH BALANCE - BEGINNING                                                           6,442              3,431                 105
                                                                                   ------             ------            --------
CASH BALANCE - ENDING                                                             $8,868             $6,442              $3,431
                                                                                  =======            =======             =======

SUPPLEMENTAL INFORMATION
Interest Paid                                                                     $4,804             $8,496              $5,105
Taxes                                                                                 --                 --                  --



The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE THREE YEARS ENDED JUNE 30, 1999



                                        COMMON STOCK
                                  --------------------
                                               ($0.10)          PAID-IN            ACCUMULATED                TREASURY STOCK
                                                                                                           --------------------
                                   SHARES      PAR VALUE        SURPLUS             (DEFICIT)              SHARES         COST
                                 --------     ---------      ------------          ------------            ------       -------

Balance, June 30, 1996           970,135        $97,014        $1,169,645           $(1,409,650)           27,748     $(112,420)
Add (Deduct)                          --             --                --                    --                --            --
Net Profit (Loss)                     --             --                --              (265,432)               --            --
                                 --------     ---------      ------------          -------------           -------     ---------

Balance, June 30, 1997           970,135        $97,014        $1,169,645           $(1,675,082)           27,748     $(112,420)
Add (Deduct)                          --             --                --                    --                --            --
Net Profit (Loss)                     --             --                --                 9,878                --            --
                                 --------     ---------      ------------          -------------           -------     ---------

Balance, June 30, 1998           970,135        $97,014        $1,169,645           $(1,665,204)           27,748     $(112,420)
Add (Deduct)                          --             --                --                    --                --            --
Net Profit (Loss)                     --             --                --                31,494                --            --
                                 --------     ---------      ------------          -------------           -------     ---------

Balance, June 30, 1999           970,135        $97,014        $1,169,645           $(1,663,710)           27,748     $(112,420)
                                 =======        =======        ==========           ============           =======     =========



The accompanying notes are an integral part of these statements.

                              EXOTECH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 1999, the Company had an operating profit of $67,032, after a year-end write-off of $34,188 in manufacturing inventory. The Company had an operating profit of $50,819 in the fiscal year ended June 30, 1998. At June 30, 1997, there was an operating loss of $227,552 which included an inventory write-off of $281,117. At June 30, 1999, all accounts payable were less than 30 days old.

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

Crystallographic Scanners have experienced no sales activity since their development approximately five years ago. Efforts are ongoing to develop a marketing agreement with an established marketer of capital equipment to the crystal growers and processors, or alternatively to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. However, substantive results were not achieved prior to June 30, 1999. In the fiscal year ended June 30, 1997 this product line was deleted from inventory.

At June 30, 1999, the remaining value (backlog) of existing sales contracts was approximately $300,000.

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

Inventory
---------
Finished goods inventory is stated on the basis of the lower of average cost or market value.

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

     DEPRECIATION:
                Laboratory equipment                       5 or 8 years
                Office furniture and equipment             5 years

     AMORTIZATION:
                Leasehold improvements                     Life of lease
                Patents                                    12 years

Depreciation expense recorded in the consolidated statement of operations is as follows: 1997 - $1,045, 1998 - $1,045, and 1999 - $1,073, including amortization of patents at the rate of $928 in each year. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
------------
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) ?Accounting for Income Taxes.? Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 1999 due to the operating losses and loss carryforwards for each of those years.

At June 30, 1999, the Company had net operating loss carryforwards of $661,376 which begin to expire in 2000. The Company also has incurred research and experimental expenses of $183,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized. The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:



                                                        1999                  1998                  1997
                                                      --------              --------              --------
Net operating loss carryforward                      $264,550              $269,993              $263,624
Deferred research and
         experimental expenses                         15,480                25,800                36,120
Less: Valuation allowance                            (280,030)             (295,793)             (299,744)
                                                     ---------             ---------             ---------

Deferred Tax Asset - net                               - 0 -                 - 0 -                 - 0 -
                                                     =========             =========             =========

Net (increase) decrease in
         valuation allowance                          $15,763                $3,951             $(103,027)
                                                     =========               =======            ==========

Following is a table reconciling the Company's accounting net loss or (income) for each of the last three years ended June 30.



                                                        1999                  1998                  1997
                                                      --------              --------              --------
Accounting Net (Income) Loss                         $(31,494)              $(9,878)             $265,432
Nondeductible expense                                      --                    --                    --
Research and experimental costs:
    Capitalized on tax return                              --                    --                    --
    Tax amortization                                   25,800                25,800                30,135
                                                     ---------             --------              --------
Taxable Net (Income) Loss                             $(5,694)             $ 15,922              $295,567
                                                     =========             ========              ========

Repairs and Betterments
-----------------------
Repairs are expensed as incurred. Betterments are capitalized and depreciated over the remaining useful life of the assets.

Accounts Receivable
-------------------
Accounts receivable consist of amounts billed from sales as of June 30, 1999 and 1998. There is no allowance for doubtful accounts as of June 30, 1999, as the Company considers accounts receivable to be fully collectible.

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

(3)      INVENTORY

Inventories are summarized as follows:
                                                 1999                1998
                                                ------              ------

                Raw Materials                  $32,625             $32,625
                Goods in Process               284,510             287,437
                Finished Goods                  14,000              14,000
                                             ---------           ---------
                                              $331,135            $334,062

(4)      RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. There were no R&D costs in the fiscal year 1997, 1998 nor in 1999.

(5)      NOTES PAYABLE

Notes payable at June 30, 1999, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $244,072 are payable with interest at 8.5% per annum to one officer/employee.

                                                                         1999                      1998
                                                                         ----                      ----

Average* aggregate amount outstanding during year                    $410,093                  $416,624
Maximum amount outstanding during year                                429,273                   434,719
Average* interest rate on loans
outstanding at end of year                                              8.50%                     8.26%
Average* interest rate incurred
during the period                                                       7.80%                     7.93%



*Average amounts outstanding during the year and related average interest rates were determined from the average of the month-end amounts outstanding. The average interest rate at each year-end was determined from the weighted average of amounts outstanding at that time.

(6)      COMMITMENTS AND CONTINGENCIES

The Company received cash deposits from its principal customer of $158,900 on orders for instruments and technical services amounting to $598,000. The balance of this liability at June 30, 1999 was $80,900 which will be reduced incrementally upon discounted billing for delivered instruments and services. At the end of August 1999, the balance of the liability was further reduced in this manner to $59,900.

All operations of the Company and subsidiary were conducted in leased facilities. In March 1990, the Company entered into a lease agreement for a three-year period for the present facilities at 8502 Dakota Drive, Gaithersburg, MD. This lease was renegotiated and extended in three year increments through May 31, 2002.

Non-Financing                              2002            2001            2000
                                          ------          ------          ------
Building                                 $30,873         $32,781         $31,826

(7)      EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.


(8)      SUPPLEMENTAL PROFIT AND LOSS INFORMATION

Description                                               1999                  1998                  1997
-----------                                               ----                  ----                  ----

Taxes other than income:
         Payroll                                       $11,299                $8,938                $7,796
         Franchise, Personal Property and
           other Miscellaneous                             873                 1,587                 1,168
         Rents, including equipment rental              42,318                41,573                38,653

(9)      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between Management and its independent public accounting firm.

(10)     TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $87,361, $457,018 and $381,130 (about 11, 91 and 86 percent, respectively, of total sales) for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Amounts due from such sales at June 30, 1998 and 1997 were $23,042 and $12,725, respectively. There was nothing due from such sales after October 1998. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(11)     VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:


                                                                Additions:
                                                  Balance       Charged to                            Balance
                                                Beginning        Costs and                             End of
         Description                            of Period         Expenses        Deductions           Period
         -----------                            ---------         --------        ----------           ------

   Allowance for Depreciation:
     Year Ended June 30, 1999                     231,354              144                            231,498

     Year Ended June 30, 1998                     231,236              118                            231,354

     Year Ended June 30, 1997                     231,119              117                            231,236

   Allowance for Amortization
    of Patents:
     Year Ended June 30, 1999                       9,743              928                             10,671

     Year Ended June 30, 1998                       8,815              928                              9,743

     Year Ended June 30, 1997                       7,887              928                              8,815


                                                      PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
               (a), (b), (e)

NAME:                                ROBERT G. LYLE (70)
                                     President, CEO of the Company and
                                     subsidiary; Director.
Business experience
during past 5 years:                 Same as above, since 1977.
Other Positions:                     None.
Other Directorships:                 None.

-------------------
NAME:                                THEODORE J. PARRECO (42)
                                     Secretary (1999) and Director and Member of
                                     Audit Committee (1999).
Business experience
during past 5 years:                 - President and Treasurer, James Parreco &
                                       Son Inc. Construction Equipment Leasing
                                       (1990-present)
                                     - Vice President, Indcom Land Inc.
                                       (1994-present)
Other Positions:                     None.
Other Directorships:                 None.

---------------------
NAME:                                JOHN M. TALBOT (43)
                                     Treasurer (1999), Secretary (1997-1999) and
                                     Director and Member of Audit Committee
                                     (1997-1999).
Business experience
during past 5 years:                 - Senior Electronic Engineering Technician
                                       and Data Processing
                                     Supervisor   (1987-1999).  Electronic
                                     Technician  and  Computer  Programmer
                                     (1979-1987)
Other Positions:                     None.
Other Directorships:                 None.



----------------------
Note: All terms expire in December, 1999

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

ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in Management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $8,925 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 1999 was $8,925. Mr. Talbot was elected to be Secretary and Director subsequent to June 30, 1997 at no added compensation over his salary as a full-time employee.

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

               D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 1999. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 1999.

               E. Termination of employment - the Company has no employment termination agreements with officers or employees.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 21, 1999, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:



                                                    AMOUNT AND NATURE OF                            %
NAME AND ADDRESS                                    BENEFICIAL OWNERSHIP                          CLASS
----------------                                    --------------------                          -----

Carter C. Chinnis                             Of Record                 90,244
303 N. Vine Street                            Beneficially               1,200
                                                                         -----
Richmond, VA  23220                           Total                     91,444                    9.70

Robert G. Lyle Of Record                                               160,318                   17.01
41957 Brightwood Lane
Leesburg, VA  22075

Theodore Parreco                              Of Record                 44,100
PO Box 1357                                   Benefically                5,126
                                                                       -------
Upper Marlboro, MD  20773                     Total                     49,226                    6.27

Denzil C. Pauli                               Of Record                204,547                   21.70
13021 Bluhill Road
Aspen Hill, MD  20906

William T. Stephens                           Of Record                 96,449                   10.23
PO Box 1096
McLean, VA  22075


Current officers and directors as a group own a total of 209,544, representing
22.24% of Common Stock.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               a. Transactions with Management and others. The Company was not a party to material transactions since the beginning of its last fiscal year in which a holder of 5% of the securities of the Company had or has a direct or indirect material interest, other than in the normal course of microbiology laboratory instruments and related equipment sales on an exclusive basis with Spiral Biotech, Inc. owned prior to September 1999 by a shareholder holding 9.77% of the Company's stock.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K

A.      1.     LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.

                                                                                                           PAGE NO.
                                                                                                           --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................  11
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 1999....................................................................................  12
CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND 1998....................................................  13-14
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 1999..............................................................................  15
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 DEFICIT - FOR THE THREE YEARS ENDED JUNE 30, 1999......................................................  16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................  17-21
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT.........................................................................................  24
FINANCIAL DATA SCHEDULE (EX-27).........................................................................  29

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





  September 21, 1999                         BY:        /s/ Robert G. Lyle
  -----------------------                         ----------------------------
         DATE                                     ROBERT G. LYLE, CHIEF
                                                  EXECUTIVE OFFICER, PRINCIPAL
                                                  ACCOUNTING OFFICER AND
                                                  DIRECTOR




  September 21, 1999                         BY:        /s/ John M. Talbot
  -----------------------                         ----------------------------
         DATE                                     JOHN M. TALBOT, TREASURER
                                                  (PRINCIPAL FINANCIAL OFFICER)
                                                  AND DIRECTOR




  September 21, 1999                         BY:        /s/ Theodore J. Parreco
  -----------------------                         -----------------------------
         DATE                                     THEODORE J. PARRECO, SECRETARY
                                                  AND DIRECTOR