Form 10-Q
period 1999-09-30
EXOTECH INC
filed 1999-11-10
CIK 34047

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  SEPTEMBER 30, 1999               COMMISSION FILE NO. 0-4076
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

CLASS:                                      COMMON STOCK, PAR VALUE $0.10
                                            -----------------------------
OUTSTANDING AT
   SEPTEMBER 30, 1999                                942,387
                                                     -------

                              EXOTECH INCORPORATED


                                      INDEX



PART I            FINANCIAL INFORMATION                               PAGE NO.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  SEPTEMBER 30, 1999 AND JUNE 30, 1999................... 2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - THREE MONTHS ENDED
                  SEPTEMBER 30, 1999 AND 1998............................ 3

                  STATEMENT OF CASH FLOWS FOR THREE
                  MONTHS ENDED SEPTEMBER 30, 1999 AND 1998............... 4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS................................... 5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS.........................................  6


PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION............................ 8

                  SIGNATURES............................................. 9

                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------


                                                                 SEPTEMBER 30,                        JUNE 30,
                                                                     1999                                1999
                                                                     ----                                ----
                                                                  (Unaudited)
CURRENT ASSETS
Accts. Receivable, Net                                            $ 65,051                           $ 85,270
Inventories
 Work in Process                                                   229,976                            284,510
 Raw Materials                                                      32,625                             32,625
 Finished Goods                                                     14,000                             14,000
Cash and Other Current Assets                                       52,788                             11,943
                                                                  ---------                          ---------
Total Current Assets                                              $394,440                           $428,348

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                 2,740                              1,726
OTHER NON CURRENT ASSETS                                             4,312                              4,343
                                                                  --------                           --------
TOTAL ASSETS                                                      $401,492                           $434,418
                                                                  ========                           ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                           $ 23,277                            $20,099
Other Current Liabilities                                          403,656                            413,818
Notes Payable                                                      389,972                            399,072
                                                                   -------                            -------
Total Current Liabilities                                         $852,805                           $913,889

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014                             97,014

Paid-in-Surplus                                                  1,169,645                          1,169,645
Deficit                                                         (1,605,552)                        (1,633,710)
Treasury Stock (27,748 shares)                                    (112,420)                          (112,420)
                                                                  ---------                          ---------
Total Shareholders' Equity                                        (451,313)                          (479,471)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                           $401,492                           $434,418
                                                                  ========                           ========

See accompanying Notes to Consolidated Condensed Financial Statements.



                                                EXOTECH INCORPORATED
                                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                    1999                              1998
                                                THREE MONTHS                      THREE MONTHS
                                                    ENDED                             ENDED
                                                SEPTEMBER 30                      SEPTEMBER 30
                                              ----------------                  ----------------

REVENUES
Contract Sales                                       $207,081                         $ 99,930

EXPENSES

Direct Labor                                              302                              202
Overhead                                                2,829                            2,666
Materials                                              10,820                              -0-
Other Direct                                              100                              -0-
General & Administrative                                1,872                              398
Inventory Costs                                       155,214                           86,939
                                                      -------                          -------

Cost of Contract Sales                                171,137                           90,205

Operating Income (Loss)                                35,944                            9,725

Other Revenue (Expenses):                                -0-                               151

Interest & Other                                       7,784                           (10,130)

NET INCOME BEFORE TAXES                               28,160                              (254)

State Income Tax                                         -0-                               -0-
NET INCOME (LOSS)                                     28,160                              (254)

Weighted Average Number of
Common Stock Outstanding                             942,387                           942,387

EARNINGS (LOSS) PER
COMMON SHARE                                             .03                              (.00)
DIVIDENDS PER COMMON SHARE                              NONE                              NONE


See accompanying Notes to Consolidated Condensed Financial Statements.

    These statements have been prepared from the books of account without audit.

                                         EXOTECH INCORPORATED AND SUBSIDIARY
                                             STATEMENT OF CASH FLOWS FOR
                                          THREE MONTHS ENDED SEPTEMBER 30,

                                        --------------------------------------


                                                                                1999                       1998
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------
Net Income (Loss)                                                             $ 28,160                      $ (254)
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 367                         261
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                 20,219                      11,977
     (Increase) Decrease in Prepaid Expenses                                       600                        (937)
     (Increase) Decrease in Inventory                                           54,534                     (20,981)
     Increase (Decrease) in Accts. Payable                                       3,178                      (3,823)
     Increase (Decrease) in Payroll/Emp. Benefits                              (17,947)                     (1,275)
     Increase (Decrease) in Accrued Interest                                     7,784                       8,255
     Increase (Decrease) in Deferred Revenue                                   (45,000)                        -0-
                                                                               --------                    --------

Cash Provided By or (Used) For Operating Transactions                           51,895                      (6,777)

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------
Proceeds from Notes                                                                -0-                       1,798
Payment on Notes                                                                 9,100                         -0-
                                                                               --------                    --------
Cash Provided By or (Used For) Financing Transactions                           (9,100)                      1,798
CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------
Deposits                                                                          (200)                        -0-
Purchase of Equipment                                                           (1,149)                        -0-
                                                                               --------                    --------
Cash Provided By or (Used For) Investing Transactions                           (1,349)                        -0-

INCREASE (DECREASE) IN CASH                                                     41,446                      (4,979)
---------------------------

CASH BALANCE - BEGINNING                                                         8,868                       6,441
                                                                              ---------                   ---------
CASH BALANCE - ENDING                                                         $ 50,314                    $  1,462

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and June 30, 1999 and the results of operations and changes in financial position for the three months ended September 30, 1999 and 1998 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the three months ended September 30, 1999 and 1998.


NOTE 3.

Notes Payable at September 30, 1999 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $234,972 are payable with interest at 8.5% per annum to one officer/employee.


NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.


NOTE 5.

The Company received cash deposits from its principal customer on orders for instruments and services amounting to $80,900 at June 30, 1999. The balance of this liability is reduced incrementally upon discounted billing for delivered instruments and services. At September 30, 1999 the balance of this liability was $35,900.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                               ------------------- COMPARISON  OF -------------------
                                                THREE MONTHS ENDED                THREE MONTHS ENDED

                                                Sept 30       June 30          Sept 30         Sept 30
                                                  1999          1999             1999            1998
                                                  ----          ----             ----            ----
Net Sales                                      $207,081      $253,480         $207,081         $99,930
Direct Cost & Overhead                           14,051         9,169           14,051           2,868
General & Administrative Expense                  1,872           708            1,872             398
Inventory Cost                                  155,214       172,654          155,214          86,939
Cost of Sales                                   171,137       182,531          171,137          90,205
Interest & Other                                  7,784         6,890            7,784           9,979

I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED SEPTEMBER 30,
          1999.

          In the three months period ended September 30, 1999, a decrease in the deficit of working capital of $27,176 resulted from a net profit from operations of $28,160 and non-fund charges of $367, less equipment purchase and deposit totaling about $1,350. Discounted billings for delivery of 24 Autoplate instruments and services reduced the liability for deferred revenue by $45,000.



II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH PERIOD LAST YEAR.

          Revenue for the quarter ended September 30, 1999, was $207,081, 107% higher than the results one year earlier. Operating costs were higher in the most recent quarter by $80,932 or 90% compared to the prior year. The result was an operating profit of $35,944 and a net profit of $28,160 compared to a net loss of $254 in the quarter ended one year earlier. The variations shown in the period-to-period comparison are principally related to the phase of the product manufacturing that characterizes the three month period. In the most recent quarter, deliveries of twenty-four Autoplate instruments was a continuation of deliveries from a large order that was put into production late in the second quarter of fiscal year 1999. The increase in volume of orders for these instruments required substantial effort and expenditures for purchased parts and materials. This activity is reflected in the recent quarter by the increase of about $68,275 in inventory costs. Sales in the period were calibration, maintenance and repair services in addition to twenty-four Autoplate and one radiometer instrument deliveries. In the same period of the prior year, the manufacturing cycle was less advanced so that only thirteen Autoplate and two radiometer instruments were delivered.

          In the opinion of Management, the current backlog of orders for the Company's products and continued stringent control of costs will provide for similar results in the following quarter.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, hampering the development of new business to the fullest extent possible. The shortage is the result of debt in the form of notes and interest payable to a current and three former directors of the Company. In the opinion of Management, the Company is in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business are determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depends upon sustained operations as a going concern.

The dollar amount of the backlog as of September 30, 1999 was $186,230; a decrease of $113,770 from the backlog of the preceding quarter ended June 30, 1999.


ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          EXOTECH INCORPORATED

                                                                REGISTRANT




DATE:        November 13, 1999
     ------------------------------



/s/Robert G. Lyle
-----------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER