Form 10-Q
period 1999-12-31
EXOTECH INC
filed 2000-02-10
CIK 34047

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED: DECEMBER 31, 1999            COMMISSION FILE NO. 0-4076
                   -----------------                                ------


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

               Yes  [X]       No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                         COMMON STOCK, PAR VALUE $0.10
                                               -----------------------------

OUTSTANDING AT DECEMBER 31, 1999:              942,387
                                               -------


                              EXOTECH INCORPORATED

                                     INDEX

                             EXOTECH INCORPORATED

                                     INDEX

                                                                            PAGE
PART I    FINANCIAL INFORMATION

          CONSOLIDATED CONDENSED BALANCE SHEET
          DECEMBER 31, 1999 AND JUNE 30, 1999.........................         2

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - SIX MONTHS ENDED
          DECEMBER 31, 1999 AND 1998..................................         3

          STATEMENT OF CASH FLOWS FOR SIX
          MONTHS ENDED DECEMBER 31, 1999 AND 1998.....................         4

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS........................................         5

          MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED CONDENSED STATEMENT
          OF OPERATIONS...............................................         6


PART II   OTHER INFORMATION

          OTHER FINANCIAL INFORMATION.................................         8

          SIGNATURES..................................................         9

                             EXOTECH INCORPORATED
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

                                             DECEMBER 31,        JUNE 30,
                                                1999               1999
                                             ------------        --------
                                              (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                        $    55,152        $    85,270
Inventories
 Work in Process                                  210,838            284,510
 Raw Materials                                     32,625             32,625
 Finished Goods                                    14,000             14,000
Cash and Other Current Assets                      37,550             11,943
                                              -----------        -----------
Total Current Assets                          $   350,165        $   428,348

PROPERTY, PLANT AND EQUIPMENT, NET                  2,568              1,726
OTHER NON CURRENT ASSETS                            4,081              4,343
                                              -----------        -----------
TOTAL ASSETS                                  $   356,814        $   434,418
                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses       $    18,240        $    20,099
Other Current Liabilities                         393,788            413,818
Notes Payable                                     386,072            399,072
                                              -----------        -----------
Total Current Liabilities                     $   798,100        $   913,889

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                       97,014             97,014

Paid-in-Surplus                                 1,169,645          1,169,645
Deficit                                        (1,595,525)        (1,633,710)
Treasury Stock (27,748 shares)                   (112,420)          (112,420)
                                              -----------        -----------
Total Shareholders' Equity                       (441,286)          (479,471)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                       $   356,814        $   434,418
                                              ===========        ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             EXOTECH INCORPORATED
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                         1999                     1998
                                  --------------------      -------------------

                                  3 Mos.        6 Mos.      3 Mos.       6 Mos.
                                  -------ENDED--------      -------ENDED-------
                                  12/31         12/31       12/31         12/31
                                  -----         ------      -----         -----
REVENUE
-------
Contract Sales                    156,791      363,872    224,398       324,328

EXPENSES
--------
Direct Labor                           95          397        115           317
Overhead                            2,844        5,673      2,214         4,880
Materials                            (220)      10,700         --            --
General & Administrative              662        2,534         29           427
Inventory Costs                   135,599      290,813    216,676       303,615
                                  -------      -------    -------       -------

Cost of Contract Services         138,980      310,117    219,034       309,239

Operating Income (Loss)            17,811       53,755      5,364        15,089

Other Income (Expense)                 --           --        107           258
Interest & Other                   (7,784)     (15,568)   (10,867)      (20,997)
                                  -------      -------    -------       -------

NET INCOME BEFORE
  TAXES                            10,027       38,187     (5,396)       (5,650)
State Income Tax
 Provision                             --           --         --            --
                                  -------      -------    -------       -------
NET INCOME (LOSS)                  10,027       38,187     (5,396)       (5,650)

Weighted Average Number of
Common Shares
Outstanding                       942,387      942,387    942,387       942,387

EARNINGS (LOSS) PER
COMMON SHARE                          .01          .04       (.01)         (.01)

DIVIDENDS PER
 COMMON SHARE                        None         None       None          None

See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                         SIX MONTHS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                           1999      1998
                                                         --------  --------
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                          38,187    (5,650)
Add: Non cash Income Determinants
  Depreciation and Amortization                               769       522
Add (Deduct): Changes in Current Assets & Liabilities
  (Increase) Decrease in Accounts Receivable               30,118    (8,230)
  (Increase) Decrease in Prepaid Expenses                     600    (1,076)
  (Increase) Decrease in Inventory                         73,672   (68,887)
  Increase (Decrease) in Accts. Payable                    (1,859)  (13,856)
  Increase (Decrease) in Payroll/Emp. Benefits            (38,499)   (6,859)
  Increase (Decrease) in Accrued Interest                  15,569    16,510
  Increase (Decrease) in Progress Payments                (78,000)  108,900
                                                          -------   -------

Cash Provided By or (Used For) Operating Transactions      40,557    21,374
     -----------     --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------

Proceeds from Notes                                            --    16,000
Payments on Notes                                         (13,000)  (23,000)
                                                                    -------

Cash Provided By or (Used For) Financing Transactions     (13,000)   (7,000)
     -----------     --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------

Purchase of Equipment                                      (1,149)       --
Deposits                                                     (201)    5,090
                                                          -------   -------

Cash Provided By or (Used For) Investing Transactions      (1,350)    5,090
     -----------     --------

INCREASE (DECREASE) IN CASH                                26,207    19,464
---------------------------

CASH BALANCE - BEGINNING                                    8,868     6,442
------------------------                                  -------   -------
CASH BALANCE - ENDING                                      35,075    25,906
---------------------                                     =======   =======

                             EXOTECH INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and June 30, 1999 and the results of operations and changes in financial position for the six months ended December 31, 1999 and 1998 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the six months ended December 31, 1999 and 1998.


NOTE 3.

Notes Payable at December 31, 1999 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $231,072 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At December 31, 1999, there was no outstanding Producer Loan.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                          ------------------COMPARISON  OF--------------------

                            THREE MONTHS     THREE MONTHS       SIX MONTHS
                          ----------------  ----------------  ----------------
                          Dec 31   Sept 30  Dec 31   Dec 31   Dec 31   Dec 31
                           1999     1999     1999     1998     1999     1998

Net Sales                 156,791  207,081  156,791  224,398  363,872  324,328

Direct Cost & Overhead      2,719   14,051    2,719    2,329   16,770    5,197
G&A Expense                   662    1,872      662       29    2,534      427
Inventory Cost            135,599  155,214  135,599  216,676  290,813  303,615
                          -------  -------  -------  -------  -------  -------
Cost of Sales             138,980  171,137  138,980  219,034  310,117  309,239

Interest & Other           10,027    7,784   10,027   10,760   15,568   20,739

I.   CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED DECEMBER 31, 1999.
     -------------------------------------------------------------------------

     In the three months period ended December 31, 1999, a reduction of the working capital deficit of $3,378 resulted from continued profitable operations in the production of Autoplate instruments and related technical support. In the quarter ended December 31, 1999, 21 units of this instrument were delivered, accounting for revenue of $121,800. The Autoplate production contract was negotiated to provide progress payments for an accelerated production schedule. In addition to revenue from sales, this contract has provided $2,900 as progress payment for work-in-progress. The Company's principal customer in recent years was acquired by Advanced Instruments, Inc. of Norwood, Massachusetts in October 1998, giving rise to substantial improvement in sales and backlog. Non-fund charges in the quarter were $769. All loans acquired from Spiral Biotech Inc. in prior periods were paid in full.


II.  INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND SIX MONTH PERIOD AND THE
     --------------------------------------------------------------------------
     SAME QUARTER AND SIX MONTHS PERIOD LAST YEAR.
     ---------------------------------------------

     Revenue for the quarter ended December 31, 1999, was higher by $50,290 compared to the same period in 1998. Operating income for the period was $17,811 compared to $5,364 in the prior year. In the opinion of Management, the most recent quarter results show a continuing progress toward profitable operations and recovery from the large losses incurred in prior years.

     For the six months period ended December 31, 1999, revenue of $363,872 was higher by about twelve percent compared to the same period in 1998. On the same basis of comparison, the cost of sales was higher by less than one percent, resulting in a net profit of $38,187 compared to an net loss of $5,650 in the prior year. These changes reflect the fluctuations between periods that are cyclical according to the phase of the manufacturing process occurring in the period. The cycle is dependent on the time of receipt of an order for a lot of instruments. In the 1998 period, production of a new lot of thirty Autoplate instruments was begun, requiring substantial effort and expenditures prior to the delivery and invoicing for the products which began in the last quarter. In the most recent period, deliveries of the instruments were ongoing throughout the period, without a startup of a new production lot.

                     PART II. OTHER FINANCIAL INFORMATION


ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 days in payments to suppliers of materials for manufacturing. In the most recent six months period, no accounts payable were more than 30 days old. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of December 31, 1999 was $35,000, lower by $585,000 compared to the prior year, and $151,230 lower than the backlog at September 30, 1999. Negotiations have been completed that will increase backlog by $82,500 in February, 2000.


ITEM 6 (B)

There were no reports filed on Form 8-K for the six months ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXOTECH INCORPORATED

                                             REGISTRANT



DATE:     February 11, 2000
     -----------------------------



/s/ Robert G. Lyle
-----------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
EXECUTIVE OFFICER