Form 10-Q
period 2000-03-31
EXOTECH INC
filed 2000-05-15
CIK 34047

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  March 31, 2000            COMMISSION FILE NO. 0-4076
                    --------------                                ------



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

CLASS:                                   COMMON STOCK, PAR VALUE $0.10
                                         -----------------------------
OUTSTANDING AT
 March 31, 2000                                     942,387
                                                    -------

                                 EXOTECH INCORPORATED


                                 INDEX



PART I    FINANCIAL INFORMATION....................................PAGE NO.

          CONSOLIDATED CONDENSED BALANCE SHEET
          March 31, 2000 AND JUNE 30, 1999............................ 2

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - NINE MONTHS ENDED
          MARCH 31, 2000 AND 1999..................................... 3

          STATEMENT OF CASH FLOWS FOR NINE
          MONTHS ENDED MARCH 31, 2000 AND 1999........................ 4

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED CONDENSED STATEMENT
          OF OPERATIONS............................................... 6


PART II   OTHER INFORMATION

          OTHER FINANCIAL INFORMATION................................. 8

          SIGNATURES.................................................. 9

          FINANCIAL DATA SCHEDULES (EX-27)............................10

                             EXOTECH INCORPORATED
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                    ------

                                              MARCH 31,      JUNE 30,
                                                2000           1999
                                             -----------    -----------
                                             (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net Inventories           $    20,621    $    85,270
 Work in Process                                 241,841        284,510
 Raw Materials                                    32,625         32,625
 Finished Goods                                   14,000         14,000
Cash and Other Current Assets                     21,217         11,943
                                             -----------    -----------
Total Current Assets                         $   330,304    $   428,348

PROPERTY, PLANT AND EQUIPMENT, NET                 2,426          1,726
OTHER NON CURRENT ASSETS                           3,915          4,343
                                             -----------    -----------
TOTAL ASSETS                                 $   336,645    $   434,418
                                             ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses      $     8,824    $    20,099
Other Current Liabilities                        386,582        413,818
Notes Payable                                    385,222        399,072
                                             -----------    -----------
Total Current Liabilities                    $   780,628    $   913,889

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                      97,014         97,014

Paid-in-Surplus                                1,169,645      1,169,645
Deficit                                       (1,598,222)    (1,633,710)
Treasury Stock (27,748 shares)                  (112,420)      (112,420)
                                             -----------    -----------
Total Shareholders' Equity                      (443,983)      (479,471)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                      $   336,645    $   434,418
                                             ===========    ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             EXOTECH INCORPORATED
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                2000                              1999
                                     -------------------------         -------------------------
                                       3 Mos.           9 Mos.           3 Mos.           9 Mos.
                                     --------- ENDED ---------         --------- ENDED ---------
                                       3/31             3/31             3/31             3/31
                                     --------         --------         --------         --------
REVENUE
-------
Contract Sales                       $ 42,073         $405,945         $243,350         $567,678

EXPENSES
--------
Direct Labor                            1,673            2,070              754            1,071
Overhead                                5,233           10,906            3,123            8,003
Materials                                 852           11,552               --               --
Other Direct Costs                        100              100               --               --
Travel                                     --               --               --               --
General & Administrative                1,750            4,284              177              604
Inventory Costs                        28,170          318,983          224,114          527,729
                                     --------         --------         --------         --------

Cost of Contract Services              37,778          347,895          228,168          537,407

Operating Income (Loss)                 4,295           58,050           15,182           30,271

Miscellaneous Income                      585              585              132              390
Research and Development                   --               --               --               --
Interest & Other                       (7,576)         (23,144)          (8,393)         (29,390)
                                     --------         --------         --------         --------
NET INCOME BEFORE
  TAXES                                (2,696)          35,491            6,921            1,271
State Income Tax
 Provision                                 --               --               --               --
                                     --------         --------         --------         --------
NET INCOME (LOSS)                      (2,696)          35,491            6,921            1,271

Weighted Average Number of
Common Shares
Outstanding                           942,387          942,387          942,387          942,387

EARNINGS (LOSS) PER
 COMMON SHARE                           (0.00)            0.04             0.01             0.00

DIVIDENDS PER
 COMMON SHARE                            None             None             None             None

See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                          NINE MONTHS ENDED MARCH 31,
                          ---------------------------

                                                             2000        1999
                                                           --------    --------
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                            35,491       1,271
Add: Non cash Income Determinants
  Depreciation and Amortization                                 988         782
Add (Deduct): Changes in Current Assets & Liabilities
  (Increase) Decrease in Accounts Receivable                 64,649     (10,832)
  (Increase) Decrease in Prepaid Expenses                       600      (1,514)
  (Increase) Decrease in Inventory                           42,669     (84,934)
  Increase (Decrease) in Accts. Payable                     (11,275)    (19,675)
  Increase (Decrease) in Payroll/Employee Benefits          (50,504)    (14,864)
  Increase (Decrease) in Accrued Interest                    23,268      24,586
  Increase (Decrease) in Progress Payments                  (80,900)    127,400
                                                           --------    --------
Cash Provided By or (Used For) Operating Transactions        24,986      22,220
     -----------     --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------

Proceeds from Notes                                              --      16,000
Payments on Notes                                           (13,849)    (27,500)
                                                           --------    --------

Cash Provided By or (Used For) Financing Transactions       (13,849)    (11,500)
     -----------     --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------

Purchase of Equipment                                        (1,149)         --
Deposits                                                       (114)     (1,557)
                                                           --------    --------

Cash Provided By or (Used For) Investing Transactions        (1,263)     (1,557)
     -----------     --------

INCREASE (DECREASE) IN CASH                                   9,874       9,163
---------------------------

CASH BALANCE - BEGINNING                                      8,868       6,442
------------------------                                   --------    --------
CASH BALANCE - ENDING                                      $ 18,742    $ 15,605
---------------------                                      ========    ========

                             EXOTECH INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and June 30, 1999 and the results of operations and changes in financial position for the nine months ended March 31, 2000 and 1999 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the nine months ended March 31, 2000 and 1999.


NOTE 3.

Notes Payable at March 31, 2000 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $230,222 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments (Autoplaters). At March 31, 2000, there was no outstanding Producer Loan.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                             ------------------- COMPARISON  OF --------------------
                               THREE MONTHS       THREE MONTHS        NINE MONTHS
                             ----------------   ----------------   -----------------
                             Mar 31   Dec 31    Mar 31   Mar 31    Mar 31    Mar 31
                              2000     1999      2000     1999      2000      1999
Net Sales                    42,073   156,791   42,073   243,350   405,945   567,678
Direct Costs & Overhead       6,906     2,719    7,858     3,877    24,628     9,074
G&A Expense                   1,750       662    1,750       177     4,284       604
Inventory Cost               28,170   135,599   28,170   224,114   318,895   527,729
                             ------   -------   ------   -------   -------   -------
Cost of Sales                37,778   138,980   37,778   228,168   347,895   537,407
Interest & Other              7,576    10,027    7,576     8,393    23,144    29,390

I.   CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED MARCH 31, 2000.
     ---------------------------------------------------------------------

     In the nine months period ended March 31, 2000, a reduction of the working capital deficit of $35,217 resulted from profitable manufacturing operations for Autoplate instruments and related repair and technical support services. The production of Autoplate instruments under a fixed price contract initiated in October 1998 was completed in January 2000. The Company has restructured its operations to perform an anticipated increase in instrument maintenance, repair and technical support services for Spiral Biotech, Inc., an Advanced Instruments company. In the quarter ended March 31, 2000, production of a lot of 25 four-channel Radiometers, Model 100BX, was completed and are being marketed for immediate sales.


II.  INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE MONTHS PERIOD AND
     ------------------------------------------------------------------------
     THE SAME QUARTER AND NINE MONTHS PERIOD LAST YEAR.
     --------------------------------------------------

     Revenue for the quarter ended March 31, 2000, was $42,073 lower by $201,277 compared to the same period in 1999. Operating income for the quarter was $4,295 compared to $15,182 in the prior year. The result was a net loss of $2,696 in the most recent quarter compared to a net profit of $6,291 in the same quarter in 1999. In the earlier period, the deliveries of instruments under a large-production contract was peaking, while in the recent quarter that contract was completed and transition was being implemented to take on a growing service business for microbiological laboratory instruments. In the opinion of Management, business agreements recently negotiated with Spiral Biotech will provide for rapid development of revenue-producing activity in the instrument maintenance, calibration and technical services area, and enable a return to profitable operations.

     For the nine months period ended March 31, 2000, revenue of $405,945 was lower by $161,733 compared to the same period in 1999. The cost of sales in the recent period was $347,895 compared to $537,407 in 1999. The result was operating income of $58,050 and net profit of $35,491 in the period ended March 31, 2000 compared to $15,182 operating income and $6,921 net profit in 1999. These changes reflect the fluctuations that are cyclical according to the phase of manufacturing process occurring in a particular period with costs biased toward the early stages of production.

                     PART II. OTHER FINANCIAL INFORMATION


ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 days in payments to suppliers of materials for manufacturing. In the most recent nine months period, no accounts payable were more than 30 days old. Management also is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of March 31, 2000 was $38,000, lower by $457,400 compared to that of the prior year, and $3000 higher than the backlog at December 31, 1999. Negotiations have been completed that will increase backlog by $70,000 in May, 2000.


ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EXOTECH INCORPORATED

                                                       REGISTRANT


DATE:   May 12, 2000
     -----------------------


 /s/
 -------------------------------------
 ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER