Form 10-K
period 2000-06-30
EXOTECH INC
filed 2000-09-28
CIK 34047

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR FISCAL YEAR ENDED: JUNE 30, 2000   COMMISSION FILE NO. 0-4076
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

                         Yes [X]                No [_]

At June 30, 2000, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $73,280.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                    PART I

ITEM 1.   GENERAL DESCRIPTION AND BUSINESS ACTIVITIES

     A. General - There have been no changes in the organization of the Company
        -------
during the past fiscal year. The Company has been neither a party to, nor contemplates, any actions of bankruptcy, receivership, or reorganization during the past or current fiscal years. No material assets were acquired, no acquisitions or dispositions are anticipated. The basic nature and conduct of the business is expected to continue as in the past.

     B. Financial information about industry segments - In the opinion of
        ---------------------------------------------
Management, the Company has one industry segment: (1) electro-optics and electronic instrument systems and related services.

     1. Electro-optics products - The Company's principal products are: (1) a
        -----------------------
laser bacteria colony counter used in food and drug processing and laboratory testing environments, (2) a printed circuit board (PCIB) which interfaces the laser-scanner instrument with many models of the personal computers, (3) a crystallographic scanner that evaluates the lattice structure orientation of semiconductor crystals on the basis of surface morphology measurements, (4) a hand-held four channel-ground truth radiometer used for earth resource studies in conjunction with the LANDSAT satellite and also independent studies, and (5) an automated spiral plater that precisely and rapidly dispenses microbial samples onto rotating agar plates used in laboratories performing bacterial enumeration work.

     These products are currently marketed world-wide. Spiral Biotech, Inc. is the exclusive representative of products 1, 2 and 5. These products and related service work have accounted for 94 percent of the Company's sales in the past year and about 90 and 91 percent in the prior two fiscal years. The other products are sold directly by the Company. They are built for inventory in lots of 25 or more units, with two or more lots of the well established products generally being sold in about one year. These products will be updated periodically to keep them abreast of new technological developments to remain viable products of the Company. In December 1994 the Company accepted a contract from Spiral Biotech, Inc. to design an automated spiral plater (Autoplate) to replace a model that was being imported from Holland. In May 1995 a demonstration model of the instrument was delivered and subsequently the Company received an order for 22 production units. This production was completed in the first six months of fiscal year 1996. An additional 260 units of this instrument have been manufactured and delivered in fiscal years 1997 through 2000. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. This instrument was initially produced for the U. S. Army and delivered during fiscal year 1979. The Company developed an adapter assembly for these test instruments that updates them to test the latest versions of image intensifier tubes. Over the past twenty years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services are fixed price. There were two contracts for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are expected from government contractors using two of the MTF tester systems.

     The Crystallographic Scanner, developed in fiscal year 1987, redesigned into a manufacturing model in fiscal year 1988, was put into production in 1989. The first unit was delivered to the customer in May 1989. In 1992, a system upgrade was designed and sold for this instrument. Marketing effort continues through correspondence and personal contacts, as well as personal presentations to introduce this product to semiconductor crystal growers, processors and manufacturers. However, there have been no sales of this instrument over the past eight years. The Company is currently engaged with the National Institute of Standards and Technology in a cooperative R&D agreement with the objective to calibrate the Exotech Scanner method with respect to the Bragg Angle method of determining crystal axis orientation. Validation of our instrument's capability vis-a-vis the X-ray methods will overcome a persistent impediment to sales of Exotech's Scanner to producers of semiconductor wafers. There are potential customers that show continued interest in the scanner, but must be convinced of correlation with the traditional X-ray results.

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

     Working capital is a continuing problem for the Company. There is currently no working capital financing available through a financial institution, although producer loans made by Spiral Biotech, Inc. were used to finance microbiological laboratory instruments' production in prior fiscal years. The limited availability of working capital results in occasional cash on delivery orders for materials. All products are guaranteed as to parts and workmanship for a period of six months to one year. The only warranty work incurred in the past year was repair of a Model 4000 Autoplate at nominal cost.

     The Colony Counter, Autoplate, Crystallographic Scanner and Radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

     Sales in July and August 2000 amounted to $48,835, comprising 6 Vacuum Sources, Autoplate parts inventory and miscellaneous repair and calibration services. Backlog in this segment at June 30, 2000 was $30,400.

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

     2. General Description of Business - Research and development by the
        -------------------------------
Company in the past affected four products: (1) bacteria colony counters; (2) four channel radiometers, (3) data processors for bacteria colony counters and,
(4) Model 500 Crystallographic Scanners. In fiscal year 1992 , the Company, in collaboration with Spiral Biotech, Inc., engaged in development of computer controlled, stepper motor actuated automation for bacteria colony plating and counting instruments. The applications comprise coordinated precise motions on as many as four axes. The purpose of this work was to enhance the technological excellence and competitive edge of the next generation of the Company's products for the microbiological laboratory market. This work, completed in March, 1992, resulted in a colony counter with automated features, and a proof-of-concept and demonstration model of a new spiral plater instrument. Total expenditures for the spiral plater effort amounted to $63,000 of which $20,000 was funded by Spiral Biotech, Inc. The preliminary design of the new plating instrument was completed, and produced by a development and manufacturing firm in Holland.

     Following the termination of importing of the instrument from Holland, the Company, early in 1995, designed a replacement instrument and, concurrent with development work, began production of Autoplates on an order from Spiral Biotech, Inc. Follow-on orders for these instruments resulted in shipments of 282 units prior to June 30, 2000. Spiral Biotech, Inc. advised the Company that future production of Autoplates will be performed by Advanced Instruments, Inc., the parent company of Spiral Biotech.

     In the electro-optical instruments business, Autoplates, Colony Counters and related equipment sales accounted for 94% of the year's sales, 2% from radiometer sales, 0.8% from the MTF, calibration and maintenance, and 3.2% from miscellaneous sales and repair work.

     For the fiscal year ended June 30, 2000, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty was cash flow shortage which in prior years caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in past years, was markedly improved in fiscal years 1999 and 2000. Provided that the current level in instrument sales, and maintenance and repair work continue, Management expects to sustain adequate cash flow and improve working capital.

     The capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State or local regulations enacted to control the discharge of materials into the environment or otherwise relating to the protection of the environment.

     Prompted by the many published statements of warning about data management problems at the turn of the century, the Company carefully examined its internal data systems for susceptibility to such problems. The current internal data processing systems service engineering design and quality assurance, shareholder records and word processing for document preparation. These systems had no susceptibility to problems relating to year 2000 and beyond. The Company's principle providers of banking, payroll processing, and materials and parts provided suitable uninterrupted service throughout the turn of the century period.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during any quarter of the past fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

     a.  Price range of Common Stock
         ---------------------------

       The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 1999 and 2000.)


                 -------------BID AND ASK PRICES--------------

                       2000                                                   1999
                       ----                                                   ----
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

     b. Approximate number of Equity Security Holders.
        ---------------------------------------------

         TITLE OF CLASS:   Common Stock

         APPROXIMATE NUMBER OF SHAREHOLDERS
         (As of September 21, 2000)                                  596
                                                                     ---

     c. Dividends.
        ---------

     No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Income Statement Data:

                             ------------------------ FISCAL YEAR -------------------

                                 2000          1999          1998         1997          1996
                                 ----          ----          ----         ----          ----
Net Sales                     $428,696      $821,158     $499,476     $ 443,176     $ 367,259

Income (Loss) before Taxes
& Extraordinary Credit           3,609        31,494        9,878      (265,432)     (152,584)

Net Income (Loss)             $  3,609      $ 31,494     $  9,878     $(265,432)    $(152,584)

Per Share:
 Net Income (Loss)                 .00           .03          .01          (.28)         (.16)


Selected Balance Sheet Data:

                             ------------------------ FISCAL YEAR -------------------

                                 2000      1999      1998         1997         1996
                                 ----      ----      ----         ----         ----
Current Assets               $ 330,336  $ 428,348  $ 375,031    $ 329,315   $ 563,209
Current Liabilities            812,543    913,889    896,328      856,445     825,952

Working Capital               (482,207)  (485,541)  (521,297)    (527,130)   (262,743)

Total Assets                   336,681    434,418    385,363      335,602     570,541

Stockholders' Equity
and Accumulated
Deficit                      $(475,862) $(479,471) $(510,965)   $(520,843)  $(255,411)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The Company's revenues of $428,696 were 48% lower than in fiscal year 1999, and 14% lower than in fiscal year 1998. The decline in the past year related in part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral Biotech, Inc. The increase in 1999 was largely attributable to new ownership of Spiral Biotech, Inc., resulting in an order for substantially larger quantity of instruments.

     Sales of instruments, parts, repairs and calibration services in the past three years are shown in the following table. Instrument sales peaked in the prior year with the increase related to a large order for the automated plater. The sales of miscellaneous service, parts and repairs doubled over fiscal year 1999 results reflecting a shift in priorities by the management of the Company's principal customer in this period.

                                     2000      1999      1998
                                   --------  --------  --------

Biotechnology Instruments          $338,170  $736,467  $411,273
Radiometer                           10,060    40,504    22,555
MTF Tester Service                    3,500     6,100    10,550
Miscellaneous Parts and Service      76,966    38,087    55,098


     The cost of operations, $392,782, resulted in an operating income of $35,914, compared to fiscal year 1999 income of $67,032 and operating income of $50,819 in fiscal year 1998. The impact of interest costs resulted in a net profit of $3,609 compared to a net profit of $31,494 and $9,878 in 1999 and 1998, respectively.

     Sales of the Model 100BX radiometer was limited to one instrument pending the recent completion of a new lot of 25 units. Management recognizes a continuing demand for this instrument which deserves attention. A Web site was implemented to market this product on the Internet. The radiometer enjoys a long-standing reputation for value in the remote sensing field and efforts have been renewed to increase sales.

     In the past year, orders for instruments decreased by 54% and services related to biotechnology products increased by 100% relative to the level of the prior year. The inventory of finished goods of Autoplates and Vacuum Sources was at the level targeted by Spiral Biotech Inc. (SBI) early in the third quarter of the past fiscal year. This condition had been anticipated and the Company was advised by SBI that further manufacturing of Autoplates would be done by SBI's parent company, Advanced Instruments Inc.. Planning was undertaken collaboratively in November 1999 by Exotech and Spiral Biotech for the Company to be the provider of all parts and services for biotechnology products and also to provide specifically assigned design and development services for next-generation products. Planning progressed toward full implementation of these objectives, including the co-location of SBI's Maryland office with Exotech, through early April 2000 when the Company's Chief Executive Officer and designated principal designer of instrumentation suffered a heart attack. This event stalled further implementation for a period of five weeks, and resulted in a revision of SBI plans, whereby the Company was requested to provide further technology transfer instructions and services until such time as all Spiral Biotech activities and related services could be relocated to the facilities of the parent company in Norwood, Massachusetts. Explorations and negotiations continue with Spiral Biotech to find mutually beneficial relationships and activities that will go on through the next fiscal year.

     Despite financial and staffing limitations that have impeded marketing of the Crystallographic Scanner instruments, Management believes that the results of on-going collaborative studies and demonstrations of capabilities will improve the prospects of sales to the potential customers who continue to show interest in that instrument system. Furthermore, Management is committed to explore the prospects for collaborative arrangements with several well established suppliers of manufacturing equipment to the semiconductor industry as a means to generate increased exposure and sales potential for this product. Substantive results from this effort were not achieved prior to June 30, 2000.

     Over the past three fiscal years, as in prior years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the recent three years of improved markets for the Company's products allowed substantial progress toward overcoming the qualification stated by the accountants. Continued stringent control of costs and cash outlays has enabled the Company to sustain high quality and timely upgrades of its products while seeking improved results from marketing efforts in a very competitive environment. The challenge now being addressed in contract negotiations, marketing efforts and explorations of other business opportunities, is to provide ample resources to support operations and growth throughout the coming fiscal year.

     As shown in the Statements Of Cash Flows for the three years ended June 30 of 2000, 1999 and 1998, each period ended with a small positive cash balance. Negative cash flow from operations have been experienced in two of the past three years. In fiscal year 1999, a net profit of $31,494 was offset by substantial increases in accounts receivable, accounts payable and other accrued expenses, and a decrease in inventories. The result of small operating profits in 2000 and 1998 caused negative cash flow from operating transactions of ($9,750) and ($18,378) respectively. Offsetting in these cases were net proceeds from notes of $26,479 in 1998 and $4,151 in 2000. The Company managed to meet its cash flow obligations in the past year with receipts from sales and financing activities comprised of deposits received with purchase orders and waiver of compensation by the Company's Chief Executive Officer.

     A careful examination by Management, prompted by well-publicized risks of year 2000 anomalies with some computer operating systems and programs, resulted in safeguards that kept the company's data processing and record-keeping systems from suffering such difficulties.

     It is noted that the Company's property, plant and equipment are nearly fully depreciated. However, all essential items of these assets are maintained in good repair and no significant replacements nor additions are anticipated in the next year or more.

The Company's management and employees continue to be committed to reestablishing progress toward our goal of profitability.

Linton, Shafer & Company, P.A.
Certified Public Accountants
932 Hungerford Drive, Suite 13
Rockville, MD  20850
301-340-0084
Principals: Corrine M.Bradac, CPA
Kevin R. Hessler, CPA
Donald C. Linton, CPA, CFP
Joseph M. McCathran, CPA
Michele R. Mills, CPA
Ronald W. Shafer, CPA

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Exotech, Incorporated and Subsidiary

     We have audited the accompanying consolidated balance sheet of Exotech, Incorporated and Subsidiary as of June 30, 2000 and 1999 and the consolidated income statement and cash flows for the years ended June 30, 2000, 1999 and 1998. These reports and related schedules are included on pages 12 through 21 of the annual report on Form 10-K of Exotech, Incorporated and Subsidiary. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


September 20, 2000

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


                                       2000       1999       1998
                                       ----       ----       ----
REVENUES
--------
  Instrument Sales                 $348,230   $776,971   $433,828
  Parts, Repairs and Services        80,466     44,187     65,648
                                   --------   --------   --------
TOTAL SALES                        $428,696   $821,158   $499,476

COST OF OPERATIONS
------------------
Direct Cost and Overhead
   Instrument Sales                 288,044    646,114    362,084
   Repairs, Parts and Service        68,921     24,549     37,596
  Inventory Adjustment                   --     34,188         --

General and Administrative
   Instrument Sales                  25,538     47,243     44,615
   Repairs, Parts and Service        10,279      2,032      4,362
                                   --------   --------   --------

TOTAL COST OF OPERATIONS            392,782    754,126    448,657
                                   --------   --------   --------

OPERATING PROFIT (LOSS)              35,914     67,032     50,819
-----------------------

OTHER REVENUES (EXPENSES)
-------------------------
Miscellaneous                           776        741        588
Interest                            (33,081)   (36,279)   (41,529)
                                   --------   --------   --------

NET PROFIT (LOSS) BEFORE TAXES        3,609     31,494      9,878
------------------------------

INCOME TAXES                             --         --         --
                                   --------   --------   --------


NET PROFIT (LOSS)                  $  3,609   $ 31,494   $  9,878
-----------------                  ========   ========   ========

Gain or (Loss) per Common Share         .00        .03        .01

Weighted average number of
common shares outstanding           942,387    942,387    942,387

The accompanying notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                                2000         1999
                                                ----         ----
CURRENT ASSETS

Cash                                        $   1,921    $   8,868

Accounts Receivable
(Note 2) Billed                                12,633       85,270
Less: Allowance for Doubtful Account               --           --

Inventories, at lower of
average cost or market                        313,842      331,135

Prepaid Expenses and Advances                   1,940        3,075
                                            ---------    ---------

TOTAL CURRENT ASSETS                          330,336      428,348

PROPERTY, PLANT AND EQUIPMENT,
 at cost

Laboratory Equipment                          160,980      160,980
Office Furniture & Equipment                   73,393       72,245
                                            ---------    ---------
                                              234,373      233,225

Less accumulated
 depreciation and
 amortization                                (232,108)    (231,498)
                                            ---------    ---------

Total Property, Plant and Equipment - Net       2,265        1,727

OTHER ASSETS

Miscellaneous                                   4,080        4,343
                                            ---------    ---------

TOTAL ASSETS                                $ 336,681    $ 434,418
                                            ---------    ---------

The accompanying Notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30



                                                  2000          1999
                                                  ----          ----

CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                             $   403,223   $   399,072

Accounts Payable and Other
 Accrued Liabilities                            13,053        20,099
Accrued Payroll and Employee
 Benefits                                       45,016        67,501
Accrued Officer Salary and
 Benefits                                      140,072       169,730
Accrued Interest                               209,779       176,587
Deferred Revenue                                 1,400        80,900
                                           -----------   -----------

TOTAL CURRENT LIABILITIES                      812,543       913,889

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10 per share;
 1,500,000 shares authorized;
 970,135 shares issued;
 942,387 shares outstanding                     97,014        97,014

Paid in Surplus                              1,169,645     1,169,645
Accumulated Deficit                         (1,630,101)   (1,633,710)
Treasury Stock 27,748 shares at cost          (112,420)     (112,420)
                                           -----------   -----------
TOTAL SHAREHOLDERS' DEFICIT                   (475,862)     (479,471)
                                           -----------   -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                     $   336,681   $   434,418
                                           ===========   ===========

The accompanying Notes are an integral part of these statements.

               EXOTECH INCORPORATED AND SUBSIDIARY CONSOLIDATED
          STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30

INCREASE (DECREASE) IN CASH                                                  2000       1999       1998
---------------------------                                                  ----       ----       ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------
Net Profit (Loss):                                                       $  3,609   $ 31,494   $  9,878
  Add: Non Cash Income Determinants
  Depreciation & Amortization                                               1,073      1,073      1,045
  Add (Deduct): Changes in Current Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                               72,637    (51,358)   (15,687)
  (Increase) Decrease in Prepaid Expenses & Advances                        1,135     (2,460)      (615)
  (Increase) Decrease in Inventories                                       17,293      2,927    (26,403)
  Increase (Decrease) in Accounts Payable & Other Accrued Liabilities      (7,046)   (66,924)   (12,345)
  Increase (Decrease) in Accrued Payroll & Related Expenses               (52,143)   (15,188)    (7,284)
  Increase (Decrease) in Accrued Interest                                  33,192     31,475     33,033
  Deferred Revenue                                                        (79,500)    80,900         --
                                                                         --------   --------   --------
Cash Provided By (Used In) Operating Transactions                        $ (9,750)  $ 11,939   $(18,378)
     -----------  --------                                               --------   --------   --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------
Proceeds from Notes                                                        18,000     22,195     75,306
Payment on Notes                                                          (13,849)   (34,898)   (48,827)
                                                                         --------   --------   --------
Cash Provided By (Used In) Financing Transactions                           4,151    (12,703)    26,479
     -----------  -------                                                --------   --------   --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------
Purchase of Equipment                                                      (1,148)    (1,695)    (5,090)
Deposits                                                                     (200)     4,885         --
                                                                         --------   --------   --------
Cash Provided By (Used In) Investing Transactions                          (1,348)     3,190     (5,090)
     -----------  -------                                                --------   --------   --------

INCREASE (DECREASE) IN CASH                                                (6,947)     2,426      3,011
CASH BALANCE - BEGINNING                                                    8,868      6,442      3,431
                                                                         --------   --------   --------
CASH BALANCE - ENDING                                                    $  1,921   $  8,868   $  6,442
                                                                         ========   ========   ========

SUPPLEMENTAL INFORMATION
------------------------
Interest Paid                                                            $     12   $  4,804   $  8,496
Taxes                                                                          --         --         --

The accompanying notes are an integral part of these statements.

                      EXOTECH INCORPORATED AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                    FOR THE THREE YEARS ENDED JUNE 30, 2000

                               Common Stock
                          ---------------------
                                       ($0.10)          Paid-In         Accumulated                 Treasury Stock
                                                                                                ------------------------
                          Shares      Par Value         Surplus          (Deficit)              Shares              Cost
                          ------      ---------         -------          ---------              ------              ----
Balance, June 30, 1997    970,135       $97,014       $1,169,645       $(1,675,082)             27,748          $(112,420)
Add (Deduct)                   --            --               --                --                  --                 --
Net Profit (Loss)              --            --               --             9,878                  --                 --
                          -------       -------       ----------       -----------              ------          ---------

Balance, June 30, 1998    970,135       $97,014       $1,169,645       $(1,665,204)             27,748          $(112,420)
Add (Deduct)                   --            --               --                --                  --                 --
Net Profit (Loss)              --            --               --            31,494                  --                 --
                          -------       -------       ----------       -----------              ------          ---------

Balance, June 30, 1999    970,135       $97,014       $1,169,645       $(1,633,710)             27,748          $(112,420)
                          -------       -------       ----------       -----------              ------          ---------
Add (Deduct)                   --            --               --                --                  --                 --
Net Profit (Loss)              --            --               --             3,609                  --                 --
                          -------       -------       ----------       -----------              ------          ---------

Balance, June 30, 2000    970,135       $97,014       $1,169,645       $(1,630,101)             27,748          $(112,420)
                          =======       =======       ==========       ===========              ======          =========

The accompanying notes are an integral part of these statements.

                             EXOTECH INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 2000, the Company had an operating profit of $35,914. Operating profit was $67,032 in the prior year after a year-end write-off of $34,188 in manufacturing inventory. The Company had an operating profit of $50,819 in the fiscal year ended June 30, 1998. At June 30, 2000, all accounts payable were less than 30 days old.

The accompanying financial statements have been prepared on the "going concern" basis of generally accepted accounting principles. The ability of the Company to continue normal operations is dependent upon its ability to obtain the required amounts of working capital to finance the existing contracts, to continue the acquisition of additional contracts, and to pursue instrument sales at prices sufficient to recover costs and some profits. Management believes that revenues now being experienced, together with stringent control of costs and cash outlays will provide sufficient cash to support its operations throughout the on-going negotiations for new business arrangments for the current fiscal year.

Crystallographic Scanners have experienced no sales activity since approximately seven years ago. Efforts are ongoing to develop a marketing agreement with an established marketer of capital equipment to the crystal growers and processors, or alternatively to sell the products, design package, software, patents and licenses to larger manufacturers of instruments with a significant presence in the semiconductor processing equipment market. However, substantive results were not achieved prior to June 30, 2000. In the fiscal year ended June 30, 1997 this product line was deleted from inventory.

At June 30, 2000, the remaining value (backlog) of existing sales contracts was approximately $30,400.

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

    DEPRECIATION:
           Laboratory equipment                 5 or 8 years
           Office furniture and equipment       5 years

    AMORTIZATION:
           Leasehold improvements               Life of lease
           Patents                              12 years

Depreciation expense recorded in the consolidated statement of operations is as follows: 1998 - $1,045, 1999 - $1,073, including amortization of patents at the rate of $928 in 1998 and 1999, and $1,073 in fiscal year 2000 of which $610 represents depreciation and $463 represents amortization. The Company's limit for capitalization of property and equipment is $500 or more.

Income Taxes
------------
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 2000 due to the operating losses and loss carryforwards for each of those years.

At June 30, 2000, the Company had net operating loss carryforwards of $664,734 which begin to expire in 2000. The Company also has incurred research and experimental expenses of $183,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized.
The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                      2000        1999        1998
                                   ---------   ---------   ---------
Net operating loss carryforward      265,894   $ 264,550   $ 269,993
Deferred research and
      experimental expenses            5,160      15,480      25,800
Less: Valuation allowance           (271,054)   (280,030)   (295,793)
                                   ---------   ---------   ---------

Deferred Tax Asset - net               - 0 -       - 0 -       - 0 -
                                   =========   =========   =========

Net (increase) decrease in
      valuation allowance          $  (8,976)  $  15,763   $   3,951
                                   =========   =========   =========

Following is a table reconciling the Company's accounting net loss or (income) for each of the last three years ended June 30.

                                      2000       1999       1998
                                    --------   --------    -------
Accounting Net (Income) Loss        $ (3,609)  $(31,494)   $(9,878)
Nondeductible expense                     --         --         --
Research and experimental costs:
   Capitalized on tax return              --         --         --
   Tax amortization                   25,800     25,800     25,800
                                    --------   --------    -------
Taxable Net (Income) Loss            $22,191   $ (5,694)   $15,922
                                    ========   ========    =======

Repairs and Betterments
-----------------------
Repairs are expensed as incurred. Betterments are capitalized and depreciated over the remaining useful life of the assets.

Accounts Receivable
-------------------
Accounts receivable consist of amounts billed from sales as of June 30, 2000 and 1999. There is no allowance for doubtful accounts as of June 30, 2000, as the Company considers accounts receivable to be fully collectible.

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

(3)  INVENTORY

Inventories are summarized as follows:
                                               2000      1999
                                           --------  --------

         Raw Materials                     $ 32,625  $ 32,625
         Goods in Process                   267,217   284,510
         Finished Goods                      14,000    14,000
                                           --------  --------
                                           $313,842  $331,135

(4)  RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. There were no R&D costs in the fiscal year 1998, 1999 nor in 2000.

(5)  NOTES PAYABLE

Notes payable at June 30, 2000, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $248,223 are payable with interest at 8.5% per annum to one officer/employee.

                                                         2000       1999
                                                         ----       ----

Average* aggregate amount outstanding during year    $387,141   $410,093
Maximum amount outstanding during year                403,223    429,273
Average* interest rate on loans
outstanding at end of year                               8.50%      8.50%
Average* interest rate incurred
during the period                                        8.50%      7.80%

*Average amounts outstanding during the year and related average interest rates were determined from the average of the month-end amounts outstanding. The average interest rate at each year-end was determined from the weighted average of amounts outstanding at that time.

(6)  COMMITMENTS AND CONTINGENCIES

The Company received cash deposits from its principal customer of $158,900 on orders for instruments and technical services amounting to $598,000. The balance of this liability at June 30, 2000 was $1,400 which will be reduced incrementally upon discounted billing for delivered parts and services. At the end of August 2000, the balance of the liability remained at $1,400.

All operations of the Company and subsidiary were conducted in leased facilities. In March 1990, the Company entered into a lease agreement for a three-year period for the present facilities at 8502 Dakota Drive, Gaithersburg, MD. This lease was renegotiated and extended in three year increments through May 31, 2002.

Non-Financing          2002     2001
                      ------   ------
Building             $30,873  $32,781

(7)  EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.

(8)  SUPPLEMENTAL PROFIT AND LOSS INFORMATION

Description                                2000     1999     1998
-----------                                ----     ----     ----

Taxes other than income:
     Payroll                            $ 9,125  $11,299  $ 8,938
     Franchise, Personal Property and
      other Miscellaneous                   880      873    1,587
     Rents, including equipment rental   42,634   42,318   41,573

(9)  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between Management and its independent public accounting firm.

(10) TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $-0-, $87,361, and $457,018 (about 0, 11 and 91 percent, respectively, of total sales) for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Amount due from such sales at June 30, 1998 was $23,042. There was nothing due from such sales after October 1998. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(11) VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:

                                         Additions:
                               Balance   Charged to              Balance
                              Beginning  Costs and               End of
    Description               of Period   Expenses   Deductions  Period
    -----------               ---------   --------   ----------  ------

 Allowance for Depreciation:
  Year Ended June 30, 2000      231,498        610          --  232,108

  Year Ended June 30, 1999      231,354        144          --  231,498

  Year Ended June 30, 1998      231,236        118          --  231,354

 Allowance for Amortization
 of Patents:
  Year Ended June 30, 2000       10,671        463          --   11,134

  Year Ended June 30, 1999        9,743        928          --   10,671

  Year Ended June 30, 1998        8,815        928          --    9,743

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          (a), (b), (e)

NAME:                    ROBERT G. LYLE (71)
                         President, CEO of the Company and subsidiary; Director.

Business experience
during past 5 years:     Same as above, since 1977.
Other Positions:         None.
Other Directorships:     None.
______________________
NAME:                    THEODORE J. PARRECO (43)
                         Secretary (1999-2000) and Director and Member of Audit
                         Committee (1999-2000).

Business experience
during past 5 years:     - President and Treasurer, James Parreco & Son Inc.
                           Construction Equipment Leasing (1990-present)
                         - Vice President, Indcom Land Inc. (1994-present)
Other Positions:         None.
Other Directorships:     None.
______________________
NAME:                    JOHN M. TALBOT (44)
                         Treasurer (1999), Secretary (1997-1999) and Director and Member of Audit Committee (1997-2000).

Business experience
during past 5 years:     - Senior Electronic Engineering Technician and Data
                           Processing Supervisor (1987-2000). Electronic Technician and Computer Programmer (1979-1987)
Other Positions:         None.
Other Directorships:     None.


______________________
Note: All terms expire in December, 2000

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

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

          A. No individual in Management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $10,166 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 2000 was $10,166. Mr. Talbot was elected to be Secretary and Director subsequent to June 30, 1997 at no added compensation over his salary as a full-time employee.

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

          D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 2000. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 2000.

          E. Termination of employment - the Company has no employment termination agreements with officers or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 21, 2000, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:

                             AMOUNT AND NATURE OF     %
NAME AND ADDRESS             BENEFICIAL OWNERSHIP   CLASS
----------------             --------------------   -----

Carter C. Chinnis            Of Record     90,244
303 N. Vine Street           Beneficially   1,200
                                            -----
Richmond, VA 23220           Total         91,444    9.70

Robert G. Lyle               Of Record    160,318   17.01
41957 Brightwood Lane
Leesburg, VA 22075

Theodore Parreco             Of Record     44,100
PO Box 1357                  Benefically    5,126
                                            -----
Upper Marlboro, MD 20773     Total         49,226    6.27

Denzil C. Pauli              Of Record    204,547   21.70
13021 Bluhill Road
Aspen Hill, MD 20906

William T. Stephens          Of Record     96,449   10.23
PO Box 1096
McLean, VA 22075

Current officers and directors as a group own a total of 209,544, representing 22.24% of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          a. Transactions with Management and others. The Company was not a party to material transactions since the beginning of its last fiscal year in which a holder of 5% of the securities of the Company had or has a direct or indirect material interest.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.  1.    LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.
                                                                        PAGE NO.
                                                                        --------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................     11
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 2000..................................................     12
CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999..................     13-14
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 2000............................................     15
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 DEFICIT - FOR THE THREE YEARS ENDED JUNE 30, 2000....................     16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................     17-21
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT.......................................................     24
FINANCIAL DATA SCHEDULE (EX-27).......................................     29

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



   September 25, 2000         BY:        /s/ Robert G. Lyle
 ----------------------          ---------------------------------------
          DATE                   ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER,
                                 PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR



   September 25, 2000         BY:        /s/ John M. Talbot
 ----------------------          ---------------------------------------
          DATE                   JOHN M. TALBOT, TREASURER (PRINCIPAL
                                 FINANCIAL OFFICER) AND DIRECTOR



   September 25, 2000         BY:        /s/ Theodore J. Parreco
 ----------------------          ---------------------------------------
          DATE                   THEODORE J. PARRECO, SECRETARY AND
                                 DIRECTOR