Form 10-Q
period 2000-09-30
EXOTECH INC
filed 2000-11-09
CIK 34047

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED: SEPTEMBER 30, 2000           COMMISSION FILE NO. 0-4076
                   ------------------                               ------


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

CLASS:                                      COMMON STOCK, PAR VALUE $0.10
                                            -----------------------------

OUTSTANDING AT
  SEPTEMBER 30, 2000                                942,387
                                                    -------

                             EXOTECH INCORPORATED

                                     INDEX

PART I    FINANCIAL INFORMATION                                       PAGE NO.

          CONSOLIDATED CONDENSED BALANCE SHEET
          SEPTEMBER 30, 2000 AND JUNE 30, 2000.....................      2

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - THREE MONTHS ENDED
          SEPTEMBER 30, 2000 AND 1999..............................      3

          STATEMENT OF CASH FLOWS FOR THREE
          MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.................      4

          NOTES TO CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS.....................................      5

          MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF CONSOLIDATED CONDENSED STATEMENT
          OF OPERATIONS............................................      6

PART II   OTHER INFORMATION

          OTHER FINANCIAL INFORMATION..............................      8

          SIGNATURES...............................................      9

                             EXOTECH INCORPORATED
                          CONSOLIDATED BALANCE SHEET

                                                              ASSETS
                                                              ------

                                                                SEPTEMBER 30,                         JUNE 30,
                                                                     2000                                2000
                                                              -------------------                    -----------
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                          $    13,078                       $    12,633
Inventories
 Work in Process                                                    283,532                           267,217
 Raw Materials                                                       32,625                            32,625
 Finished Goods                                                      14,000                            14,000
Cash and Other Current Assets                                         3,692                             3,861
                                                                -----------                       -----------
Total Current Assets                                            $   346,927                       $   330,336

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                  2,123                             2,265
OTHER NON CURRENT ASSETS                                              4,080                             4,080
                                                                -----------                       -----------
TOTAL ASSETS                                                    $   353,130                       $   336,681
                                                                ===========                       ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                         $    10,696                       $    13,053
Other Current Liabilities                                           399,258                           396,267
Notes Payable                                                       403,484                           403,223
                                                                -----------                       -----------
Total Current Liabilities                                       $   813,438                       $   812,543

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                         97,014                            97,014

Paid-in-Surplus                                                   1,169,645                         1,169,645
Deficit                                                          (1,614,547)                       (1,630,101)
Treasury Stock (27,748 shares)                                     (112,420)                         (112,420)
                                                                -----------                       -----------
Total Shareholders' Equity                                         (460,308)                         (475,862)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $   353,130                       $   336,681
                                                                ===========                       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             EXOTECH INCORPORATED

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                    2000                              1999
                                                THREE MONTHS                      THREE MONTHS
                                                    ENDED                             ENDED
                                                SEPTEMBER 30                      SEPTEMBER 30
                                              ----------------                  ----------------
REVENUES

Contract Sales                                      $ 66,117                         $ 207,081

EXPENSES

Direct Labor                                           1,843                               302
Overhead                                               7,132                             2,829
Materials                                                 -0-                           10,820
Other Direct                                           1,483                               100
General & Administrative                               2,019                             1,872
Inventory Costs                                       30,219                           155,214
                                                    --------                         ---------

Cost of Contract Sales                                42,696                           171,137

Operating Income (Loss)                               23,421                            35,944

Other Revenue (Expenses):                                  2                                -0-

Interest & Other                                      (7,870)                           (7,784)

NET INCOME BEFORE TAXES                               15,553                            28,160

State Income Tax                                          -0-                               -0-
NET INCOME (LOSS)                                     15,553                            28,160

Weighted Average Number of
Common Stock Outstanding                             942,387                           942,387

EARNINGS (LOSS) PER
COMMON SHARE                                             .02                               .03
DIVIDENDS PER COMMON SHARE                              NONE                              NONE

See accompanying Notes to Consolidated Condensed Financial Statements.
These statements have been prepared from the books of account without audit.

                      EXOTECH INCORPORATED AND SUBSIDIARY
                          STATEMENT OF CASH FLOWS FOR
                       THREE MONTHS ENDED SEPTEMBER 30,
                       --------------------------------

                                                                                2000                       1999
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                                             $  15,553                   $  28,160
Add: Non cash Income Determinants
     Depreciation and Amortization                                                  143                         367
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                    (445)                     20,219
     (Increase) Decrease in Prepaid Expenses                                        730                         600
     (Increase) Decrease in Inventory                                           (16,315)                     54,534
     Increase (Decrease) in Accts. Payable                                       (2,357)                      3,178
     Increase (Decrease) in Payroll/Emp. Benefits                                (4,793)                    (17,947)
     Increase (Decrease) in Accrued Interest                                      7,784                       7,784
     Increase (Decrease) in Deferred Revenue                                         -0-                    (45,000)
                                                                              ---------                   ---------

Cash Provided By or (Used) For Operating Transactions                               300                      51,895
     -----------     ---------

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                               2,500                          -0-
Payment on Notes                                                                  2,239                       9,100
                                                                              ---------                  ----------
Cash Provided By or (Used For) Financing Transactions                               261                      (9,100)
     -----------    ----------
CASH FLOWS FROM INVESTING TRANSACTIONS:
--------------------------------------

Deposits                                                                             -0-                       (200)
Purchase of Equipment                                                                -0-                     (1,149)
                                                                              ---------                   ---------

Cash Provided By or (Used For) Investing Transactions                                -0-                     (1,349)
     -----------     ---------

INCREASE (DECREASE) IN CASH                                                         561                      41,446
---------------------------

CASH BALANCE - BEGINNING                                                          1,921                       8,868
                                                                               --------                   ---------
CASH BALANCE - ENDING                                                          $  2,482                   $  50,314

                             EXOTECH INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and June 30, 2000 and the results of operations and changes in financial position for the three months ended September 30, 2000 and 1999 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the three months ended September 30, 2000 and 1999.

NOTE 3.

Notes Payable at September 30, 2000 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $248,484 are payable with interest at 8.5% per annum to one officer/employee.

NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.

NOTE 5.

The Company received cash deposits from its principal customer on orders for instruments and services amounting to $1,400 at June 30, 2000. The balance of this liability is reduced incrementally upon discounted billing for delivered instruments and services. At September 30, 2000 the balance of this liability remained at $1,400.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

                                                    --------------------------------- COMPARISON OF -----------------------------
                                                            THREE MONTHS ENDED                                THREE MONTHS ENDED

                                                     Sept 30                    June 30                Sept 30            Sept 30
                                                       2000                       2000                   2000               1999
                                                    --------                   --------               --------           --------
Net Sales                                            $66,117                    $22,751                $66,117           $207,081
Direct Cost & Overhead                                10,458                      7,514                 10,458             14,051
General & Administrative Expense                       2,019                      1,785                  2,019              1,872
Inventory Cost                                        30,219                     35,588                 30,219            155,214
Cost of Sales                                         42,696                     44,887                 42,696            171,137
Interest & Other                                       7,780                      9,937                  7,870              7,784

I.   CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2000.
     -------------------------------------------------------------------------

     In the three months period ended September 30, 2000, a decrease in the deficit of working capital of $15,696 resulted from a net profit from operations of $15,553 and non-fund charges of $143. The liability for deferred revenue remained at $1,400.

II.  INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH
     ----------------------------------------------------------------------
     PERIOD LAST YEAR.
     ----------------

     Revenue for the quarter ended September 30, 2000, was $66,117, lower by $140,964 (68%) than the results one year earlier. Operating costs were lower in the most recent quarter by $128,441 or 75% compared to the prior year. The result was an operating profit of $23,421 and a net profit of $15,553 compared to a net profit of $28,160 in the quarter ended one year earlier. The variations shown in the period-to-period comparison are principally related to the phase out of the microbiological instruments product manufacturing that characterizes the recent three month period. In the prior year's quarter, deliveries of twenty-four Autoplate instruments was a continuation of deliveries from a large order that was put into production late in the second quarter of fiscal year 1999. In the most recent quarter, manufacturing was limited to Model 100BX Radiometers and Model 200A Vacuum Sources. This activity is reflected in the recent quarter by the increase of about $16,315 in inventory costs. Maintenance, repair and recalibration services yielded revenue of about $47,600.

     In the opinion of Management, an increase in backlog of orders for the Company's products and continued stringent control of costs will be necessary for profitable results in the following quarter.

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

The dollar amount of the backlog as of September 30, 2000 was $25,868, a decrease of $4,132 from the backlog of the preceding quarter ended June 30, 2000.

ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         EXOTECH INCORPORATED

                                                              REGISTRANT

DATE:   November 10, 2000
     ------------------------------


/s/ Robert G. Lyle
-----------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER