Form 10-Q
period 2000-12-31
EXOTECH INC
filed 2001-02-13
CIK 34047

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED: DECEMBER 31, 2000                 COMMISSION FILE NO. 0-4076
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

                           Yes   [X]              No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:                                      COMMON STOCK, PAR VALUE $0.10
                                            -----------------------------

OUTSTANDING AT DECEMBER 31, 2000:           942,387
                                            -------

                                   EXOTECH INCORPORATED


                                           INDEX


                                                                                 PAGE
PART I            FINANCIAL INFORMATION

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  DECEMBER 31, 2000 AND JUNE 30, 2000...............................2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - SIX MONTHS ENDED
                  DECEMBER 31, 2000 AND 1999........................................3

                  STATEMENT OF CASH FLOWS FOR SIX
                  MONTHS ENDED DECEMBER 31, 2000 AND 1999...........................4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS..............................................5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS.....................................................6


PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION.......................................8

                  SIGNATURES........................................................9



                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET



                                       ASSETS

                                                                 DECEMBER 31,               JUNE 30,
                                                                     2000                     2000
                                                               ---------------             -----------
                                                                 (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                           $ 13,558                    $ 12,633
Inventories
 Work in Process                                                  271,206                     267,217
 Raw Materials                                                     32,625                      32,625
 Finished Goods                                                    14,000                      14,000
Cash and Other Current Assets                                       1,562                       3,861
                                                                 --------                    --------
Total Current Assets                                             $332,951                    $330,336

PROPERTY, PLANT AND EQUIPMENT, NET                                  1,981                       2,265
OTHER NON CURRENT ASSETS                                            4,080                       4,080
                                                                 --------                    --------
TOTAL ASSETS                                                     $339,012                    $336,681
                                                                 ========                    ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                        $   18,792                  $   13,053
Other Current Liabilities                                         379,874                     396,267
Notes Payable                                                     400,918                     403,223
                                                               ----------                  ----------
Total Current Liabilities                                        $799,584                    $812,543

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                       97,014                      97,014

Paid-in-Surplus                                                 1,169,645                   1,169,645
Deficit                                                        (1,614,811)                 (1,630,101)
Treasury Stock (27,748 shares)                                   (112,420)                   (112,420)
                                                               ----------                  ----------
Total Shareholders' Equity                                       (460,572)                   (475,862)
TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                                         $  339,012                  $  336,681
                                                               ==========                  ==========



See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                  2000                                        1999
                                          -----------------------                  --------------------------

                                     3 Mos.                  6 Mos.               3 Mos.                 6 Mos.
                                     ----------- ENDED -----------                ----------- ENDED -----------
                                     12/31                   12/31                12/31                  12/31
                                     -----                   -----                -----                  -----
REVENUE
Contract Sales                       42,776                108,893              156,791                 363,872

EXPENSES
Direct Labor                            270                   2113                   95                     397
Overhead                              2,241                  9,373                2,844                   5,673
Materials                             1,398                  2,000                 (220)                 10,700
Other Direct Costs                    4,043                  4,924                   --                      --
General & Administrative              1,822                  3,841                  662                   2,534
Inventory Costs                      43,272                 73,491              135,599                 290,813
                                     ------                -------              -------                 -------

Cost of Contract Services            53,046                 95,742              138,980                 310,117

Operating Income (Loss)             (10,270)                13,151               17,811                  53,755

Other Income (Expense)               17,867                 17,869                   --                      --
Interest & Other                     (7,860)               (15,730)              (7,784)                (15,568)
                                     -------               -------              -------                 -------

NET INCOME BEFORE
  TAXES                                (263)                15,290               10,027                  38,187
State Income Tax
 Provision                               --                     --                   --                      --
                                     -------               -------              -------                 -------
NET INCOME (LOSS)                      (263)                15,290               10,027                  38,187

Weighted Average Number of
Common Shares
Outstanding                         942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                          (.00)                    .016                 .01                     .04

DIVIDENDS PER
 COMMON SHARE                         None                   None                 None                    None




See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                           STATEMENT OF CASH FLOWS FOR
                          SIX MONTHS ENDED DECEMBER 31,


                                                                                2000                       1999
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                              15,290                      38,187
Add: Non cash Income Determinants
     Depreciation and Amortization                                                284                         769
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                  (925)                     30,118
     (Increase) Decrease in Prepaid Expense                                      1296                         600
     (Increase) Decrease in Inventory                                          (3,989)                     73,672
     Increase (Decrease) in Accts. Payable                                      5,739                      (1,859)
     Increase (Decrease) in Payroll/Emp. Benefits                             (31,961)                    (38,499)
     Increase (Decrease) in Accrued Interest                                   15,568                      15,569
     Increase (Decrease) in Progress Payments                                                             (78,000)
                                                                              -------                     -------

Cash PROVIDED BY or (USED FOR) Operating Transactions                           1,302                      40,557

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                                --                          --
Payments on Notes                                                               (2305)                    (13,000)
                                                                              -------                     -------

Cash PROVIDED BY or (USED FOR) Financing Transactions                           (2305)                    (13,000)

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                              --                       (1149)
Deposits                                                                           --                        (201)
                                                                              -------                     -------

Cash PROVIDED BY or (USED FOR) Investing Transactions                              --                      (1,350)

INCREASE (DECREASE) IN CASH                                                    (1,003)                     26,207

CASH BALANCE - BEGINNING                                                        1,921                       8,868

                                                                              -------                     -------

CASH BALANCE - ENDING                                                             918                      35,075
                                                                              =======                     =======



                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000 and June 30, 2000 and the results of operations and changes in financial position for the six months ended December 31, 2000 and 1999 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the six months ended December 31, 2000 and 1999.

NOTE 3.

Notes Payable at December 31, 2000 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $245,918 is payable with interest at 8.5% per annum to one officer/employee. Periodically, the Company has obtained producer loans from Spiral Biotech, Inc. that are secured by inventory instruments. At December 31, 2000, there was no outstanding Producer Loan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:



                                   --------------------------------- COMPARISON  OF ------------------------------------------

                                    THREE MONTHS                       THREE MONTHS                        SIX MONTHS
                                  ----------------                   ----------------                 ---------------------
                                Dec 31           Sept 30           Dec 31            Dec 31           Dec 31           Dec 31
                                 2000             2000              2000              1999             2000             1999
Net Sales                       42,776            66,117            42,776          156,791          108,893           363,872

Direct Cost & Overhead           7,952            10,458             7,952            2,719           18,410            16,770
G&A Expense                      1,822             2,019             1,822              662            3,841             2,534
Inventory Cost                  43,272            30,219            43,272          135,599           73,491           290,813
                                ------            ------            ------          -------          -------           -------
Cost of Sales                   53,046            42,696            53,046          138,980           95,742           310,117

Interest & Other, Net           10,009            (7,968)           10,009           (7,784)           2,139          (15,568)



I.        CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED DECEMBER 31,
          2000.


          In the three months period ended December 31, 2000, a net loss of $263 resulted in an increase of $122 in the deficit of working capital. To counter the loss of profitability, reductions in force continued with the resignation of two more employees. The staff now totals two persons.

          Current liabilities were reduced by Board of Directors resolution to eliminate the accrued bonus accounts representing unused annual vacation accrued in excess of the allowed limit established in the company's personnel policies. The employees affected by this change are serving as directors and approved of this adjustment. In an effort to further reduce costs, permission was obtained from the landlord, McShea Management Inc, to sublet about one-half of the company's leased space. A sublease was arranged effective January 1, 2001 through the end of the company's lease that will pay about sixty percent of the rental and utilities expense.


II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND SIX MONTH PERIOD AND THE SAME QUARTER AND SIX MONTHS PERIOD LAST YEAR.

          Revenue for the quarter was lower by $114,015 compared to the same period in 1999. An operating loss of $10,270 resulted compared to a profit of $17,811 in the prior year. Across the board reductions in costs have been implemented to stem the losses resulting from drastically reduced revenue.

          For the six months period ended December 31, 2000, revenue of $108,893 was lower by $254,979 compared to the same period in 1999. The cost of sales was reduced by about $214,000 to achieve an operating profit for the period of $13,151 compared to $53,755 in the prior year. An inventory of 25 radiometers was completed in the period with the sale of one unit prior to December 31. Requests for quotations are being received in growing numbers as is customary as the spring season approaches in the Northern Hemisphere. Management is anticipating improved sales of these instruments in response to increased advertising on the web site and in printed catalogs.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, limiting efforts to develop new business to the fullest extent possible, as well as causing occasional delays of 30 days in payments to suppliers of materials and services. Management is continuing to pursue opportunities to affiliate with other companies to increase marketing and sales of its products and develop new products from Exotech's proprietary technology. In the opinion of Management, the Company should be in a position to sustain operations at least until such time as the results of current contracts and negotiations for new business is determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depend on the effect of the matters discussed herein.

The dollar amount of the backlog as of December 31, 2000 was $19,600, lower by $15,396 compared to the prior year, and $6,268 lower than the backlog at September 30, 2000.

ITEM 6 (B)

There were no reports filed on Form 8-K for the six months ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      EXOTECH INCORPORATED

                                                           REGISTRANT



DATE:       February 12, 2001
     -------------------------------



---------------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER