Form 10-Q
period 2001-03-31
EXOTECH INC
filed 2001-05-11
CIK 34047

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED:  MARCH 31, 2001  COMMISSION FILE NO. 0-4076
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

CLASS:                            COMMON STOCK, PAR VALUE $0.10
                                  -----------------------------
OUTSTANDING AT
  MARCH 31, 2001            942,387
                            -------

                              EXOTECH INCORPORATED


                                      INDEX

PART I      FINANCIAL INFORMATION.......................................................PAGE NO.

            CONSOLIDATED CONDENSED BALANCE SHEET
            March 31, 2001 AND JUNE 30, 2000.............................................. 2

            CONSOLIDATED CONDENSED STATEMENT OF
            OPERATIONS - NINE MONTHS ENDED
            MARCH 31, 2001 AND 2000....................................................... 3

            STATEMENT OF CASH FLOWS FOR NINE
            MONTHS ENDED MARCH 31, 2001 AND 2000.......................................... 4

            NOTES TO CONSOLIDATED CONDENSED
            FINANCIAL STATEMENTS.......................................................... 5

            MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF CONSOLIDATED CONDENSED STATEMENT
            OF OPERATIONS................................................................. 6


PART II     OTHER INFORMATION

            OTHER FINANCIAL INFORMATION................................................... 8

            SIGNATURES.................................................................... 9


                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                                  ASSETS

                                                                 MARCH 31,                         JUNE 30,
                                                                   2001                              2000
                                                             ----------------                    ------------
                                                                  (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                        $     1,180                        $    12,633
Inventories
Work in Process                                                   267,708                            267,217
 Raw Materials                                                     32,625                             32,625
 Finished Goods                                                    14,000                             14,000
Cash and Other Current Assets                                       2,673                              3,861
                                                              -----------                        -----------
Total Current Assets                                          $   318,186                        $   330,336

PROPERTY, PLANT AND EQUIPMENT, NET                                  1,839                              2,265
OTHER NON CURRENT ASSETS                                            4.080                              4,080
                                                              -----------                        -----------
TOTAL ASSETS                                                     $324,105                           $336,681
                                                              ===========                        ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                       $     7,352                        $    13,053
Other Current Liabilities                                         385,800                            396,267
Notes Payable                                                     399,348                            403,223
                                                              -----------                        -----------
Total Current Liabilities                                     $   792,500                        $   812,543

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                       97,014                             97,014

Paid-in-Surplus                                                 1,169,645                          1,169,645
Deficit                                                        (1,622,634)                        (1,630,101)
Treasury Stock (27,748 shares)                                   (112,420)                          (112,420)
                                                              ------------                       ------------
Total Shareholders' Equity                                       (468,395)                          (475,862)
TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                                        $   324,105                        $   336,681
                                                              ===========                        ===========



See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                   2001                                         2000
                                       -----------------------------               ------------------------------
                                       3 Mos.                 9 Mos.               3 Mos.                  9 Mos.
                                       ----------- ENDED -----------               ----------- ENDED ------------
                                         3/31                   3/31                 3/31                    3/31
                                       ------                 ------               ------                  ------
REVENUE
Contract Sales                        $10,051               $118,944              $42,073                $405,945

EXPENSES
Direct Labor                              974                  3,087                1,673                   2,070
Overhead                                3,719                 13,092                5,233                  10,906
Materials                                  --                  2,000                  852                  11,552
Other Direct Costs                         --                  3,351                  100                     100
Travel                                     --                  1,573                   --                      --
General & Administrative                2,640                  6,481                1,750                   4,284
Inventory Costs                        17,019                 90,510               28,170                 318,983
                                     ---------               --------             --------               ---------

Cost of Contract Services              24,352                120,094               37,778                 347,895

Operating Income (Loss)               (14,301)                (1,150)               4,295                  58,050

Miscellaneous Income                   14,191                 32,060                  585                     585
Research and Development                   --                     --                   --                      --
Interest & Other                       (7,714)               (23,444)              (7,576)                (23,144)
                                      -------               --------              -------                --------

NET INCOME BEFORE
  TAXES                                (7,824)                 7,466               (2,696)                 35,491
State Income Tax
 Provision                                 --                     --                   --                      --
                                      -------               --------              -------                --------
NET INCOME (LOSS)                      (7,824)                 7,466               (2,696)                 35,491

Weighted Average Number of
Common Shares
Outstanding                           942,387                942,387              942,387                 942,387

EARNINGS (LOSS) PER
COMMON SHARE                            (0.01)                  0.01                (0.00)                   0.04

DIVIDENDS PER
 COMMON SHARE                            None                   None                 None                    None



See accompanying Notes to Consolidated Condensed Financial Statements. These statements have been prepared from the books of account without audit.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                           STATEMENT OF CASH FLOWS FOR
                           NINE MONTHS ENDED MARCH 31,

                                                                                2001                        2000
                                                                               ------                      ------

CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                               7,466                      35,491
Add: Non cash Income Determinants
     Depreciation and Amortization                                                427                         988
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                11,453                      64,649
     (Increase) Decrease in Prepaid Expenses                                    1,737                         600
     (Increase) Decrease in Inventory                                            (491)                     42,669
     Increase (Decrease) in Accts. Payable                                     (5,701)                    (11,275)
     Increase (Decrease) in Payroll/Employee Benefits                         (34,250)                    (50,504)
     Increase (Decrease) in Accrued Interest                                   23,183                      23,268
     Increase (Decrease) in Progress Payments                                     600                     (80,900)
                                                                             --------                   ---------
Cash PROVIDED BY or (USED FOR) Operating Transactions                           4,424                      24,986

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                                --                          --
Payments on Notes                                                              (3,875)                    (13,849)
                                                                             --------                   ---------

Cash PROVIDED BY or (USED FOR) Financing Transactions                          (3,875)                    (13,849)

CASH FLOWS FROM INVESTING TRANSACTIONS:

Purchase of Equipment                                                              --                      (1,149)
Deposits                                                                           --                        (114)
                                                                             --------                   ---------

Cash PROVIDED BY or (USED FOR) Investing Transactions                               0                      (1,263)

INCREASE (DECREASE) IN CASH                                                       549                       9,874

CASH BALANCE - BEGINNING                                                        1,921                       8,868
                                                                             --------                   ---------
CASH BALANCE - ENDING                                                        $  2,470                   $  18,742
                                                                             ========                   =========

                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and June 30, 2000 and the results of operations and changes in financial position for the nine months ended March 31, 2001 and 2000 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the nine months ended March 31, 2001 and 2000.


NOTE 3.

Notes Payable at March 31, 2001 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, one demand note of $244,348 is payable with interest at 8.5% per annum to one officer/employee.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:




                                        ------------------------------------- COMPARISON  OF -----------------------------------

                                              THREE MONTHS                    THREE MONTHS                    NINE MONTHS
                                        -----------------------          -----------------------        ------------------------
                                        Mar 31         Dec 31            Mar 31         Mar 31          Mar 31          Mar 31
                                         2001           2000              2001           2000            2001            2000
Net Sales                                10,051         42,776            10,051         42,073         118,944         405,945
Direct Costs & Overhead                   4,693          7,952             4,693          7,858          23,103          24,628
G&A Expense                               2,640          1,822             2,640          1,750           6,481           4,284
Inventory Cost                           17,019         43,272            17,019         28,170          90,510         318,983
                                       ---------       --------         ---------       --------        --------       ---------
Cost of Sales                            24,352         53,046            24,352         37,778         120,094         347,895
Interest & Other                          7,714          7,860             7,714          7,576          23,444          23,144


I.       CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED MARCH 31, 2001.
         ---------------------------------------------------------------------

         In the nine months period ended March 31, 2001, a reduction of the working capital deficit of $7,893 resulted from a net profit from operations of $7,466 and non fund depreciation charges of $426. The production of Autoplate instruments under a fixed price contract initiated in October 1998 was completed in January 2000. The Company has restructured its operations to perform an anticipated increase in instrument maintenance, repair and technical support services for Spiral Biotech, Inc., an Advanced Instruments company. In the quarter ended March 31, 2001, there were no sales of four-channel Radiometers, Model 100BX, from an inventory of 24 units being marketed for immediate sales.


II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND NINE MONTHS PERIOD AND THE SAME QUARTER AND NINE MONTHS PERIOD LAST YEAR.
         --------------------------------------------------------------------

         Revenue for the quarter ended March 31, 2001, was $10,051 lower by $32,022 compared to the same period in 2000. Operating loss for the quarter was $14,301 compared to $4,295 profit in the prior year. The result was a net loss of $7,824 in the most recent quarter compared to a net loss of $2,696 in the same quarter in 2000. In the earlier period, the deliveries of instruments under a large-production contract was ended, while in the recent quarter a transition was being implemented to reduce operating cost to the lowest practicable level commensurate with seeking revenue from sales of radiometers and laser scanners, including services related to those instruments.

         For the nine months period ended March 31, 2001, revenue of $118,944 was lower by $287,001 compared to the same period in 2000. The cost of sales in the recent period was $120,094 compared to $347,895 in 2000. The result was operating income of $58,050 and net profit of $35,491 in the period ended March 31, 2000 compared to $1,150 operating loss and $7,466 net profit in 2001. These changes reflect the impact of major changes in the business strategy of a principal customer whose business had accounted for up to 80 percent of total revenue in recent years.

         Management is pursuing improved sales of the company's inventory of instruments and related calibration and maintenance services.

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

The dollar amount of the backlog as of March 31, 2001 was $3,100, lower by $34,900 compared to that of the prior year, and $16,575 lower than the backlog at December 31, 2000.


ITEM 6 (B)

There were no reports filed on Form 8-K for the nine months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    EXOTECH INCORPORATED

                                                          REGISTRANT




DATE:         MAY 12, 2001
     ----------------------------------





   /s/
------------------------------------
ROBERT G. LYLE, PRESIDENT AND CHIEF
 EXECUTIVE OFFICER