Form 10-K
period 2001-06-30
EXOTECH INC
filed 2001-09-28
CIK 34047

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR FISCAL YEAR ENDED:  JUNE 30, 2001       COMMISSION FILE NO. 0-4076
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

At June 30, 2001, 942,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of Exotech Inc. held by nonaffiliates was approximately $61,273.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.        GENERAL DESCRIPTION AND BUSINESS ACTIVITIES

         A. GENERAL - There have been no changes in the organization of the Company during the past fiscal year. However in the face of significantly reduced sales of instrumentation products, substantial downsizing of staff and occupied area of shop space was implemented. The Company was not a party to any actions of bankruptcy, receivership, or reorganization during the past fiscal year. No material assets were acquired, no acquisitions or dispositions are anticipated. The basic nature and conduct of the business is expected to continue in the current year in its present downsized condition.

         B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - In the opinion of Management, the Company has one industry segment: (1) electro-optics and electronic instrument systems and related services.

         1. ELECTRO-OPTICS PRODUCTS - The Company's principal products are:
(1) a laser bacteria colony counter used in food and drug processing and laboratory testing environments, (2) a printed circuit board (PCIB) which interfaces the laser-scanner instrument with many models of the personal computers and (3) a hand-held four channel-ground truth radiometer used for earth resource studies in conjunction with the LANDSAT satellite and also independent studies.

         These products are currently marketed world wide by advertisements in several industrial directories and the Company's web site. Spiral Biotech, Inc. was the exclusive representative of products 1 and 2. These products and related service work accounted for 94 percent of the Company's sales in the fiscal 2000 year and about 90 percent in the prior fiscal year. All products are now sold directly by the Company. They are built for inventory in lots of 25 or more units, with a lot of the well established products generally being sold in about one year. These products have been updated periodically to keep them abreast of new technological developments to remain viable products of the Company. A modulation transfer function (MTF) tester, used for quality control in the manufacture of low light level image intensifier tubes, is not in regular production but would be manufactured to fill customers' orders. Over the past twenty years the Company has provided support to the U. S. Army and its contractors in the form of repair maintenance and calibration services. The contracts for these services are fixed price. There was a contract for these services in the past fiscal year and purchase orders for calibration services in the current fiscal year are expected from government contractors using the MTF tester systems.

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

         The Laser Scanner and Radiometer products are used principally in the scientific research and high technology manufacturing communities and therefore customers tend to be concentrated in these areas of activities.

         Sales in July and August 2001 amounted to $1,875, comprising parts and services for laser scanners. Backlog in this segment at June 30, 2001 was $1,715.

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

         2. GENERAL DESCRIPTION OF BUSINESS - Research and development by the Company in the past affected five products: (1) bacteria colony counters; (2) four channel radiometers, (3) data processors for bacteria colony counters (4) Model 500 Crystallographic Scanner and (5) in collaboration with Spiral Biotech, Inc., engaged in development of computer controlled, stepper motor actuated automation for bacteria colony plating. This work resulted in a colony counter with automated features, and a proof-of-concept and demonstration model of a new spiral plater instrument. A more advanced design of the new plating instrument was completed, and demonstration instruments were produced in 1995.

          The Company, early in 1996, began production of Autoplates on an order from Spiral Biotech, Inc. Follow-on orders for these instruments resulted in shipments of 282 units prior to June 30, 2000. Spiral Biotech, Inc. advised the Company that future production of Autoplates will be performed by Advanced Instruments, Inc., the parent company of Spiral Biotech.

         In the electro-optical instruments business, sales of biotechnology instruments was 12.5% of the total and parts and services for this equipment accounted for 65.5% of the year's sales, 19% from radiometer sales, 2.7% from the MTF, calibration and maintenance, and 0.3% from miscellaneous sales and repair work.

         For the fiscal year ended June 30, 2001, as has been the case for prior years, the Company's independent auditors' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. Management has been advised that the principal cause of the going concern uncertainty is cash flow shortage which in prior years caused delays in meeting some current obligations. It is the opinion of Management that progress in resolving cash flow related problems, although elusive in past years, was markedly improved in fiscal years 1999 and 2000. Provided that radiometer instrument sales, and maintenance and repair work continue, Management expects to sustain adequate cash flow and to enable pursuit of improved business conditions.

         The capital expenditures, earnings and competitive position have not been affected by compliance with Federal, State or local regulations enacted to control the discharge of materials into the environment or otherwise relating to the protection of the environment.

         The Company and its subsidiary employ two persons; one are classified as professional and one is semi-professional. The Company did not conduct operations in foreign countries.

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

               Through the efforts of one of the Company's Directors a sub-lease for about one-half of the leased space was negotiated effective in January 2001, providing compensation to a level of about 60% of the monthly rent expenses. This sub-lease continues until the end of the Company's lease.

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

                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
               HOLDER MATTERS.

         a.  PRICE RANGE OF COMMON STOCK

           The following table shows the Bid and Ask prices for the Common Stock in the over-the-counter market for the fiscal years and calendar quarters indicated, as obtained upon request from stockbrokers in the Washington area. The quotations represent prices in the over-the counter market between dealers in securities, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. (Transaction data was insufficient to obtain an average for 2000 and 2001.)


                                BID AND ASK PRICES
                                ------------------

                               2001                              2000
                               ----                              ----
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

         b. APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS.

                TITLE OF CLASS:     Common Stock

                APPROXIMATE NUMBER OF SHAREHOLDERS
                (As of September 10, 2001)                       596
                                                                 ---

         c. DIVIDENDS.

         No dividends were declared or paid during the most recent or any prior fiscal year.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Income Statement Data:


                                                             FISCAL  YEAR
                                 ---------------------------------------------------------------------
                                   2001            2000           1999           1998          1997
                                   ----            ----           ----           ----          ----
Net Sales                        $132,391        $428,696       $821,158       $499,476      $ 443,176

Income (Loss) before Taxes
& Extraordinary Credit            (82,516)          3,609         31,494          9,878       (265,432)

Net Income (Loss)                $(82,516)       $  3,609       $ 31,494       $  9,878      $(265,432)

Per Share:
 Net Income (Loss)                   (.09)            .00            .03            .01           (.28)

Selected Balance Sheet Data:

                                                             FISCAL  YEAR
                                 ---------------------------------------------------------------------
                                   2001            2000           1999           1998          1997
                                   ----            ----           ----           ----          ----


Current Assets                  $ 258,175       $ 330,336       $ 428,348      $ 375,031     $ 329,315
Current Liabilities               822,129         812,543         913,889        896,328       856,445

Working Capital                  (563,954)       (482,207)       (485,541)      (521,297)     (527,130)

Total Assets                      263,751         336,681         434,418        385,363       335,602

Stockholders' Equity
and Accumulated
Deficit                         $(558,378)      $(475,862)      $(479,471)     $(510,965)    $(520,843)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

         The Company's revenues of $132,391 were 69% lower than in fiscal year 2000, and 84% lower than in fiscal year 1999. The decline in the past year related in large part to organizational and personnel disruptions in the Company's principal customer and marketing agent for biotechnology instruments, Spiral Biotech, Inc. The increase in 1999 was largely attributable to new ownership of Spiral Biotech, Inc., resulting in an order for substantially larger quantity of instruments.

         Sales of instruments, parts, repairs and calibration services in the past three years are shown in the following table. Instrument sales peaked in fiscal year 1999 with the increase related to a large order for the automated plater. In year 2000 the sales of miscellaneous service, parts and repairs doubled over fiscal year 1999 reflecting a shift in priorities by the management of the Company's principal customer in this period.


                                                        2001                  2000                  1999
                                                      --------              --------              --------
Biotechnology Instruments                              $16,550              $338,170              $736,467
Radiometer                                              25,091                10,060                40,504
MTF Tester Service                                       3,625                 3,500                 6,100
Miscellaneous Parts and Service                         87,125                76,966                38,087


         The cost of operations, $147,170, resulted in an operating loss of $14,779, compared to fiscal year 2000 income of $35,914 and operating income of $67,032 in fiscal year 1999. The effects of miscellaneous income of $30,604, interest cost of $34,594 and write-down of $63,747 of inventory, resulted in a net loss of $82,516, compared to a net profit of $3,609, a net profit of $31,494 in 2000 and 1999, respectively.

         Sales of the Model 100BX radiometer was limited to three instruments pending following the completion of a new lot of 25 units. Management recognizes a continuing demand for this instrument which deserves attention. A Web site was implemented to market this product on the Internet. The radiometer enjoys a long-standing reputation for value in the remote sensing field and efforts were renewed to increase sales.

         In the past year, orders for instruments decreased by 95% and services related to biotechnology products increased by 13% relative to the level of the prior year. This condition had been anticipated and the Company was advised by SBI that further manufacturing of Autoplates would be done by SBI's parent company, Advanced Instruments Inc.. Planning was undertaken collaboratively in November 1999 by Exotech and Spiral Biotech for the Company to be the provider of all parts and services for biotechnology products and also to provide specifically assigned design and development services for next-generation products. Planning progressed toward full implementation of these objectives, including the co-location of SBI's Maryland office with Exotech, through early April 2000 when the Company's Chief Executive Officer and designated principal designer of instrumentation suffered a heart attack. This event stalled further implementation for a period of five weeks, and resulted in a revision of SBI plans. The Company was requested to provide further technology transfer instructions and services until such time as all Spiral Biotech activities and related services could be relocated to the facilities of the parent company in Norwood, Massachusetts. Explorations and negotiations continued with Spiral Biotech to find mutually beneficial relationships and activities that would go on through the next fiscal year.

         Over the prior three fiscal years, as in earlier years, the independent accountants' report has included an explanatory paragraph, following the opinion paragraph, describing the existence of a going concern uncertainty. The accountants advised Management that the principal cause for the going concern uncertainty is cash flow shortages which have caused delays in meeting current obligations. In the opinion of Management, the cash flow conditions improved in fiscal years 2000 and 1999, however no progress toward overcoming the qualification stated by the accountants occurred in the most recent year. Continued stringent control of costs and cash outlays has enabled the Company to sustain timelines in meeting financial obligations with the exception of interest payments to four note holders, comprised of former Directors, Officer and the present Chief Executive Officer. Emphasis is now being given to explorations of other business opportunities, including merger or sale that will improve the Company's worth to its shareholders.

         As shown in the Statements Of Cash Flows for the three years ended June 30 of 2001, 2000 and 1999, each period ended with a small positive cash balance. Negative cash flow from operations was experienced in both of the latest fiscal years. In fiscal year 1999, a net profit of $31,494 was offset by substantial increases in accounts receivable, accounts payable and other accrued expenses, and a decrease in inventories. The result of small operating profit in 2000 caused negative cash flow from operating transactions of ($9,750). Offsetting in these cases were net proceeds from notes of $7,903 in 2001 and $4,151 in 2000. The Company managed to meet its cash flow obligations in the past year with receipts from sales and financing activities comprised of deposits, loans, sales of fully depreciated equipment and furnishings and waiver of compensation by the Company's Chief Executive Officer.

         It is noted that the Company's property, plant and equipment are nearly fully depreciated. However, all essential items of these assets are maintained in good repair and no significant replacements nor additions are anticipated in the next year or more.

The Company's management continues to be committed to establishing profitable resolution to its current situation.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Exotech, Incorporated and Subsidiary

         We have audited the accompanying consolidated balance sheet of Exotech, Incorporated and Subsidiary as of June 30, 2001 and 2000 and the consolidated statement of operations and cash flows for the years ended June 30, 2001, 2000 and 1999. These reports and related schedules are included on pages 11 through 20 of the annual report on Form 10-K of Exotech, Incorporated and Subsidiary. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exotech, Incorporated and Subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 4, 2001

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

                                       2001            2000            1999
                                       -----           -----           -----
REVENUES
--------
  Instrument Sales                    $ 41,641        $348,230        $776,971
  Parts, Repairs and Services           90,750          80,466          44,187
                                     ---------       ---------       ---------
TOTAL SALES                           $132,391        $428,696        $821,158

COST OF OPERATIONS
------------------
Direct Cost and Overhead
   Instrument Sales                     34,583         288,044         646,114
   Repairs, Parts and Service           75,367          68,921          24,549
   Inventory Adjustment                     --              --          34.188

General and Administrative
   Instrument Sales                     11,707          25,538          47,243
   Repairs, Parts and Service           25,513          10,279           2,032
                                     ---------       ---------       ---------

TOTAL COST OF OPERATIONS               147,170         392,782         754,126
                                     ---------       ---------       ---------

OPERATING PROFIT (LOSS)                (14,779)         35,914          67,032
-----------------------

OTHER REVENUES (EXPENSES)
-------------------------
Miscellaneous                           30,604             776             741
Interest                               (34,594)        (33,081)        (36,279)
Inventory Write-off                    (63,747)      ---------       ---------
                                      ---------

NET PROFIT (LOSS) BEFORE TAXES         (82,516)          3,609          31,494
------------------------------

INCOME TAXES                                --              --              --
                                     ---------       ---------       ---------

NET PROFIT (LOSS)                    ($ 82,516)      $   3,609       $  31,494
-----------------                    =========       =========       =========

Gain or (Loss) per Common Share           (.09)            .00             .03

Weighted average number of
common shares outstanding              942,387         942,387         942,387


The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30

                                                                2001                      2000
                                                               ------                    ------
CURRENT ASSETS

Cash                                                          $  1,329                  $  1,921

Accounts Receivable
(Note 2) Billed                                                 13,615                    12,633
Less: Allowance for Doubtful Account                                --                        --

Inventories, at lower of
average cost or market                                         243,482                   313,842

Prepaid Expenses and Advances                                     (251)                    1,940
                                                             ---------                 ---------

TOTAL CURRENT ASSETS                                           258,175                   330,336

PROPERTY, PLANT AND EQUIPMENT,
 at cost

Laboratory Equipment                                           146,880                   160,980
Office Furniture & Equipment                                    73,392                    73,393
                                                             ---------                 ---------
                                                               220,272                   234,373

Less accumulated
 depreciation and
 amortization                                                 (218,576)                 (232,108)
                                                             ---------                 ---------

Total Property, Plant and Equipment - Net                        1,696                     2,265

OTHER ASSETS

Miscellaneous                                                    3,880                     4,080
                                                              --------                  --------

TOTAL ASSETS                                                  $263,751                  $336,681
                                                              ========                  ========


The accompanying Notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30

                                                                 2001                      2000
                                                                 ----                      ----
CURRENT LIABILITIES

Notes Payable and Current
 Maturities of Long Term
 Debt (Note 5)                                                 $411,126                 $403,223

Accounts Payable and Other
 Accrued Liabilities                                             10,391                   13,053
Accrued Payroll and Employee
 Benefits                                                        12,240                   45,016


Accrued Officer Salary and
 Benefits                                                       140,071                  140,072
Accrued Interest                                                244,036                  209,779
Deferred Revenue                                                  4,265                    1,400
                                                             ----------                ---------

TOTAL CURRENT LIABILITIES                                       822,129                  812,543

SHAREHOLDERS' DEFICIT

Common Stock, par value $.10 per share;
 1,500,000 shares authorized;
 970,135 shares issued;
 942,387 shares outstanding                                     97,014                    97,014

Paid in Surplus                                              1,169,645                 1,169,645
Accumulated Deficit                                         (1,712,617)               (1,630,101)
Treasury Stock 27,748 shares at cost                          (112,420)                 (112,420)
                                                             ----------                ---------
TOTAL SHAREHOLDERS' DEFICIT                                   (558,378)                 (475,862)
                                                             ----------                ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                                       $ 263,751                 $ 336,681
                                                             ==========                =========


The accompanying Notes are an integral part of these statements.

                EXOTECH INCORPORATED AND SUBSIDIARY CONSOLIDATED
           STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED JUNE 30


INCREASE (DECREASE) IN CASH                                                     2001           2000          1999
---------------------------                                                     ----           ----          ----
CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------
Net Profit (Loss):                                                            $(82,516)      $  3,609       $ 31,494
     Add: Non Cash Income Determinants
     Depreciation & Amortization                                                   569          1,073          1,073
     Add (Deduct): Changes in Current Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                   (982)        72,637        (51,358)
     (Increase) Decrease in Prepaid Expenses & Advances                          2,191          1,135         (2,460)
     (Increase) Decrease in Inventories                                         70,360         17,293          2,927
     Increase (Decrease) in Accounts Payable & Other Accrued Liabilities        (2,662)        (7,046)       (66,924)
     Increase (Decrease) in Accrued Payroll & Related Expenses                 (32,777)       (52,143)       (15,188)
     Increase (Decrease) in Accrued Interest                                    34,257         33,192         31,475
     Deferred Revenue                                                            2,865        (79,500)        80,900
                                                                              --------       --------       --------
Cash PROVIDED BY (USED IN) Operating Transactions                             $ (8,695)      $ (9,750)      $ 11,939
                                                                              --------       --------       --------

CASH FLOWS FROM FINANCING TRANSACTIONS:
---------------------------------------
Proceeds from Notes                                                             20,271         18,000         22,195
Payment on Notes                                                               (12,368)       (13,849)       (34,898)
                                                                              --------       --------       --------
Cash PROVIDED BY (USED IN) Financing Transactions                                7,903          4,151        (12,703)
                                                                              --------       --------       --------

CASH FLOWS FROM INVESTING TRANSACTIONS:
---------------------------------------
Purchase of Equipment                                                              --          (1,148)        (1,695)
Deposits                                                                           200           (200)         4,885
                                                                              --------       --------       --------
Cash PROVIDED BY (USED IN) Investing Transactions                                  200         (1,348)         3,190
                                                                              --------       --------       --------

INCREASE (DECREASE) IN CASH                                                       (592)        (6,947)         2,426
CASH BALANCE - BEGINNING                                                         1,921          8,868          6,442
                                                                              --------       --------       --------
CASH BALANCE - ENDING                                                         $  1,329       $  1,921       $  8,868
                                                                              ========       ========       ========

SUPPLEMENTAL INFORMATION
------------------------
Interest Paid                                                                 $    338       $     12       $  4,804
Taxes                                                                               --             --             --


The accompanying notes are an integral part of these statements.

                       EXOTECH INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE THREE YEARS ENDED JUNE 30, 2001

                                  COMMON STOCK
                               ------------------------                                                 TREASURY STOCK
                                               ($0.10)          PAID-IN        ACCUMULATED          -----------------------
                               SHARES         PAR VALUE         SURPLUS         (DEFICIT)           SHARES             COST
                               ------         ---------         -------         ---------           ------             ----
Balance, June 30, 1998          970,135      $    97,014      $ 1,169,645      $(1,665,204)           27,748      $  (112,420)
Add (Deduct)                         --               --               --               --                --               --
Net Profit (Loss)                    --               --               --           31,494                --               --
                            -----------      -----------      -----------      -----------       -----------      -----------

Balance, June 30, 1999          970,135      $    97,014      $ 1,169,645      $(1,633,710)           27,748      $  (112,420)
Add (Deduct)                         --               --               --               --                --               --
Net Profit (Loss)                    --               --               --            3,609                --               --
                            -----------      -----------      -----------      -----------       -----------      -----------

Balance, June 30, 2000          970,135      $    97,014      $ 1,169,645      $(1,630,101)           27,748      $  (112,420)
                            -----------      -----------      -----------      -----------       -----------      -----------
Add (Deduct)                         --               --               --               --                --               --
Net Profit (Loss)                    --               --               --          (82,516)               --               --
                            -----------      -----------      -----------      -----------       -----------      -----------

Balance, June 30, 2001          970,135      $    97,014      $ 1,169,645      $(1,712,617)           27,748      $  (112,420)
                            ===========      ===========       ===========      ===========      ===========      ===========




The accompanying notes are an integral part of these statements.

                              EXOTECH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DISCUSSION OF OPERATIONS AND REALIZATION OF ASSETS

For the fiscal year ended June 30, 2001, the Company had an operating loss of $14,779. Operating profit was $35,914 in the prior year. The Company had an operating profit of $67,032 in the fiscal year ended June 30, 1999. At June 30, 2001, all accounts payable were less than 30 days old.

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


At June 30, 2001, the remaining value (backlog) of existing sales contracts was approximately $1,715

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

DEPRECIATION AND AMORTIZATION
The Company uses a straight-line method of depreciation and amortization for both tax and financial reporting purposes. The following time periods are used:

     DEPRECIATION:
                Laboratory equipment                                5 or 8 years
                Office furniture and equipment                      5 years

     AMORTIZATION:
                Leasehold improvements                              Life of lease
                Patents                                             12 years


Depreciation expense recorded in the consolidated statement of operations is as follows: 1999 - $1,073, including amortization of patents at the rate of $928 in 1999, and $1,073 in fiscal year 2000 of which $610 is depreciation and $463 is amortization. For fiscal year 2001 depreciation totaled $569; there was no amortization. The Company's limit for capitalization of property and equipment is $500 or more.

INCOME TAXES
Provisions for income taxes are based on pre-tax income reported in the financial statements, using the guidance of Financial Accounting Standards Board Statement No. 109 (FAS #109) "Accounting for Income Taxes." Differences between income (loss) for financial reporting purposes and tax reporting arise from (a) the capitalization and amortization of research and development costs for income tax reporting purposes, but deducting these costs as expenses in the period incurred for financial statement purposes; and (b) timing differences in deducting net losses on contracts. There were no provisions for income taxes required in the three year period ended June 30, 2001 due to the operating losses and loss carryforwards for each of those years.

At June 30, 2001, the Company had net operating loss carryforwards of $760,150 which begin to expire in 2001. The Company also has incurred research and experimental expenses of $183,368 in prior years that have been capitalized to be amortized over a sixty month period for income tax purposes, but have been expensed in the period incurred for financial statement reporting. While the accounting standard allows companies to recognize a deferred tax asset on the tax effect of these timing differences, the Company has provided a valuation allowance for the full amount since it is more likely than not the deferred tax asset will not be realized.

The approximate tax effect of the carryforward and temporary difference for the three years ended June 30 consist of:

                                                       2001                  2000                  1999
                                                       ----                  ----                  ----
Net operating loss carryforward                     $ 304,060             $ 265,894             $ 264,550
Deferred research and
         experimental expenses                              0                 5,160                15,480
Less: Valuation allowance                            (304,060)             (271,054)             (280,030)
                                                    ----------            ----------            ----------

Deferred Tax Asset - net                               - 0 -                 - 0 -                 - 0 -
                                                    ==========            ==========            ==========

Net (increase) decrease in
         valuation allowance                        $   33,006            $   (8,976)           $   15,763
                                                    ==========            ==========            ==========

Following is a table reconciling the Company's accounting net loss or (income) for each of the last three years ended June 30.

                                                       2001                  2000                  1999
                                                       ----                  ----                  ----
Accounting Net (Income) Loss                          $82,516               $(3,609)             $(31,494)
Nondeductible expense                                      --                    --                    --
Research and experimental costs:
    Capitalized on tax return                              --                    --                    --
    Tax amortization                                   12,900                25,800                25,800
                                                      -------               -------              --------
Taxable Net (Income) Loss                             $95,416               $22,191              $ (5,694)
                                                      =======               =======              ========

REPAIRS AND BETTERMENTS
Repairs are expensed as incurred. Betterments are capitalized and depreciated over the remaining useful life of the assets.

ACCOUNTS RECEIVABLE
Accounts receivable consist of amounts billed from sales as of June 30, 2001 and 2000. There is no allowance for doubtful accounts as of June 30, 2001, as the Company considers accounts receivable to be fully collectible.

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

(3)      INVENTORY

Inventories are summarized as follows:

                                                                 2001                         2000
                                                                 ----                         ----
                Raw Materials                                  $ 32,625                     $ 32,625
                Goods in Process                                196,857                      267,517
                Finished Goods                                   14,000                       14,000
                                                               --------                     --------
                                                               $243,482                     $313,842

(4)      RESEARCH AND DEVELOPMENT COSTS

The Company's accounting policy is to write off research and development costs as incurred. There were no R&D costs in the fiscal year 1999, 2000 nor in 2001.

(5)      NOTES PAYABLE

Notes payable at June 30, 2001, consist of three demand notes of $100,000, $8,000 and $47,000 with interest at 8.5% per annum to three of the Company's former directors. In addition, Notes amounting to $256,126 are payable with interest at 8.5% per annum to one officer/employee.

                                                                       2001                      2000
                                                                       ----                      ----
Average* aggregate amount outstanding during year                    $402,993                  $387,141
Maximum amount outstanding during year                                411,126                   403,223
Average* interest rate on loans
outstanding at end of year                                               8.50%                     8.50%
Average* interest rate incurred
during the period                                                        8.50%                     8.50%


*Average amounts outstanding during the year and related average interest rates were determined from the average of the month-end amounts outstanding. The average interest rate at each year-end was determined from the weighted average of amounts outstanding at that time.

(6)      COMMITMENTS AND CONTINGENCIES

The Company received cash deposits from its subtenant of $2,100 as security on the sublease. At June 30, 2001, the tenant had paid rent of $2,165 in advance. This temporarily raised the balance of the liability to $4,265.

All operations of the Company and subsidiary were conducted in leased facilities. In March 1990, the Company entered into a lease agreement for a three-year period for the present facilities at 8502 Dakota Drive, Gaithersburg, MD. This lease was renegotiated and extended in three year increments through May 31, 2002.

Non-Financing                              2002
                                          ------
Building                                 $30,873


(7)      EARNINGS PER SHARE

Per share computations were based on the weighted average number of shares outstanding during the periods, excluding options because the market price and option price were the same.

(8)      SUPPLEMENTAL PROFIT AND LOSS INFORMATION


DESCRIPTION                                              2001                  2000                 1999
-----------                                              ----                  ----                 ----
Taxes other than income:
         Payroll                                       $ 3,305               $ 9,125               $11,299
         Franchise, Personal Property and
           other Miscellaneous                           1,407                   880                   873
         Rents, including equipment rental              29,156                42,634                42,318


(9)      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist between Management and its independent public accounting firm.

(10)     TRANSACTIONS WITH SHAREHOLDERS

Sales to a company owned by a shareholder aggregated $-0-,$-0-, and $87,361 (about -0, -0- and 11 percent, respectively, of total sales) for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Sales were consummated on terms similar to those prevailing with unaffiliated customers.

(11)     VALUATION AND QUALIFYING ACCOUNTS

The following is a schedule of Valuation and Qualifying Accounts:


                                                                Additions:
                                                  Balance       Charged to                            Balance
                                                Beginning        Costs and                             End of
         Description                            of Period         Expenses        Deductions           Period
         -----------                            ---------        ---------       -----------          --------
Allowance for Depreciation:
  Year Ended June 30, 2001                        232,108              569          14,101            218,576

  Year Ended June 30, 2000                        231,498              610             --             232,108

  Year Ended June 30, 1999                        231,354              144             --             231,498

Allowance for Amortization
 of Patents:
  Year Ended June 30, 2001                         11,134               --         11,134                  --

  Year Ended June 30, 2000                         10,671              463             --              11,134

  Year Ended June 30, 1999                          9,743              928             --              10,671


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
               (a), (b), (e)

NAME:                                ROBERT G. LYLE (72)
                                     President, CEO of the Company and
                                     subsidiary; Director.
Business experience
during past 5 years:                 Same as above, since 1977.
Other Positions:                     None.
Other Directorships:                 None.

-------------------------
NAME:                                THEODORE J. PARRECO (44)
                                     Secretary (1999-2001) and Director and
                                     Member of Audit Committee (1999-2001).
Business experience
during past 5 years:                 - President and Treasurer, James Parreco & Son Inc.
                                        Construction Equipment Leasing (1990-present)
                                     - Vice President, Indcom Land Inc. (1994-present)
Other Positions:                     None.
Other Directorships:                 None.

-------------------------
NAME:                                JOHN M. TALBOT (45)
                                     Treasurer (1999), Secretary (1997-1999) and
                                     Director and Member of Audit Committee
                                     (1997-2001).
Business experience
during past 5 years:                 - Senior Electronic Engineering Technician and Data Processing
                                     Supervisor (1987-2001). Electronic Technician and Computer
                                     Programmer (1979-1987)
Other Positions:                     None.
Other Directorships:                 None.


-------------------------
Note: All terms expire in December, 2001

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

ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

               A. No individual in Management received remuneration of $100,000 or more. Officers as a group of three people received no payments except for $2,020 in disbursements for the group health and life insurance premiums for the Chief Executive Officer. The total compensation for the Chief Executive Officer in fiscal year 2001 was $2,020. Mr. Talbot was elected to be Secretary and Director subsequent to June 30, 1997 at no added compensation over his salary as a full-time employee.

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

               D. No officer, or director of the Company: (1) received options during the reporting period; or (2) exercised options during the reporting period, or (3) held options as of September 1, 2001. The officers and directors of the Company as a group did not: (1) receive options during the reporting period, or (2) exercise options during the reporting period, or (3) hold options as of September 1, 2001.

               E. Termination of employment - the Company has no employment termination agreements with officers or employees.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 14, 2001, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, par value $0.10 per share, and of all officers and directors as a group:


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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K

A.      1.     LIST OF FINANCIAL STATEMENTS IN PART II OF THIS REPORT.

                                                                                                         PAGE NO.
                                                                                                         --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................  10
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE YEARS
 ENDED JUNE 30, 2001....................................................................................  11
CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000....................................................  12-13
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
 YEARS ENDED JUNE 30, 2001..............................................................................  14
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
 DEFICIT - FOR THE THREE YEARS ENDED JUNE 30, 2001......................................................  15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................  16-20
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT.........................................................................................  23


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



  SEPTEMBER 25, 2001              BY:          /s/ ROBERT G. LYLE
-------------------------             ---------------------------------------
         DATE                         ROBERT G. LYLE, CHIEF EXECUTIVE OFFICER,
                                      PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR




  SEPTEMBER 25, 2001              BY:         /s/ JOHN M. TALBOT
-------------------------             ---------------------------------------
         DATE                           JOHN M. TALBOT, TREASURER (PRINCIPAL
                                        FINANCIAL OFFICER) AND DIRECTOR




  SEPTEMBER 25, 2001              BY:        /s/ THEODORE J. PARRECO
-------------------------             ---------------------------------------
         DATE                         THEODORE J. PARRECO, SECRETARY AND
                                      DIRECTOR

