Form 10-Q
period 2001-09-30
EXOTECH INC
filed 2001-11-13
CIK 34047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:  SEPTEMBER 30, 2001                       COMMISSION FILE NO. 0-4076

EXOTECH INCORPORATED

 (Exact name of Registrant as Specified in Charter)

State or Jurisdiction of Incorporation or Organization:	DELAWARE

IRS Identification No:	54-0700888

Address of Principal Office:	8502 Dakota Drive
Gaithersburg, MD. 20877

Registrant's Telephone Number:	(301) 948-3060

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this Report.

CLASS:

COMMON STOCK, PAR VALUE $0.10

OUTSTANDING AT SEPTEMBER 30, 2001	942,387

EXOTECH INCORPORATED

INDEX

PART I	FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEET SEPTEMBER 30, 2001 AND JUNE 30, 2001

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

PART II	OTHER INFORMATION

OTHER FINANCIAL INFORMATION

SIGNATURES

EXOTECH INCORPORATED

CONSOLIDATED BALANCE SHEET

ASSETS

	SEPTEMBER 30, 2001	JUNE 30, 2001
	(Unaudited)
CURRENT ASSETS

Accts. Receivable, Net	$5,885	$13,615
Inventories
Work in Process	189,857	196,857
Raw Materials	32,625	32,625
Finished Goods	14,000	14,000
Cash and Other Current Assets	131	1,078

Total Current Assets	$242,498	$258,175

PROPERTY, PLANT AND EQUIPMENT NET	1,554	1,696
OTHER NON CURRENT ASSETS	3,880	3,880
TOTAL ASSETS	$247,932	$263,751

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses	$11,920	$10,391
Other Current Liabilities	407,985	400,612
Notes Payable	410,536	411,126
Total Current Liabilities	$830,441	$822,129

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share; 1,500,000 shares authorized; 970,135 issued; 942,387 outstanding	97,014	97,014

Paid-in-Surplus	1,169,645	1,169,645
Deficit	(1,736,748)	(1,712,617)
Treasury Stock (27,748 shares)	(112,420)	(112,420)
Total Shareholders' Equity	(582,162)	(558,378)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 247,932	$ 263,751

See accompanying Notes to Consolidated Condensed Financial Statements.

EXOTECH INCORPORATED

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

	2001	2000
	THREE MONTHS ENDED SEPTEMBER 30	THREE MONTHS ENDED SEPTEMBER 30
REVENUES

Contract Sales	$7,670	$66,117

EXPENSES

Direct Labor	132	1,843
Overhead	8,990	7,132
Materials	10	-0-
Other Direct	-0-	1,483
General & Administrative	7,307	2,019
Inventory Costs	7,000	30,219

Cost of Contract Sales	23,439	42,696

Operating Income (Loss)	(15,769)	23,421

Other Revenue (Expenses):	-0-	2

Interest & Other	(8,364)	(7,870)

NET INCOME BEFORE TAXES	(24,133)	15,553

State Income Tax	-0-	-0-
NET INCOME (LOSS)	(24,133)	15,553

Weighted Average Number of Common Stock Outstanding	942,387	942,387

EARNINGS (LOSS) PER COMMON SHARE	(.03)	.02
DIVIDENDS PER COMMON SHARE	NONE	NONE

See accompanying Notes to Consolidated Condensed Financial Statements.

These statements have been prepared from the books of account without audit.

EXOTECH INCORPORATED AND SUBSIDIARY

STATEMENT OF CASH FLOWS FOR

THREE MONTHS ENDED SEPTEMBER 30,

	2001	2000

CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)	$(24,133)	$15,553
Add: Non cash Income Determinants
Depreciation and Amortization	142	143
Add (Deduct): Changes in Current Assets & Liabilities
(Increase) Decrease in Accounts Receivable	7,730	(445)
(Increase) Decrease in Prepaid Expenses	544	730
(Increase) Decrease in Inventory	7,000	(16,315)
Increase (Decrease) in Accts. Payable	1,529	(2,357)
Increase (Decrease) in Payroll/Emp. Benefits	1,195	(4,793)
Increase (Decrease) in Accrued Interest	8,344	7,784
Increase (Decrease) in Deferred Revenue	(2,165)	-0-

Cash Provided By or (Used For) Operating Transactions	186	300

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes	9,200	2,500
Payment on Notes	(9,790)	(2,239)
Cash Provided By or (Used For) Financing Transactions	(590)	261
CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits	-0-	-0-
Purchase of Equipment	-0-	-0-

Cash Provided By or (Used For) Investing Transactions	-0-	-0-

INCREASE (DECREASE) IN CASH
	(404)	561

CASH BALANCE - BEGINNING	1,329	1,921
CASH BALANCE - ENDING	$925	$2,482

EXOTECH INCORPORATED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and June 30, 2001 and the results of operations and changes in financial position for the three months ended September 30, 2001 and 2000 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.

NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the three months ended September 30, 2001 and 2000.

NOTE 3.

Notes Payable at September 30, 2001 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $255,536 are payable with interest at 8.5% per annum to one officer/employee.

NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.

NOTE 5.

The Company received cash deposits from its tenant amounting to $4,265 at June 30, 2001.  The balance of this liability is reduced incrementally upon monthly billing for rent.  At September 30, 2001 the balance of this liability was $2,100.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF THE

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statement of operations.

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:

	COMPARISON OF
	THREE MONTHS ENDED		THREE MONTHS ENDED

	Sept 30 2001	June 30 2001	Sept 30 2001	Sept 30 2000

Net Sales	$7,670	$13,447	$7,670	$66,117
Direct Cost & Overhead	9,132	5,342	9,132	10,458
General & Administrative Expense	7,307	1,667	7,307	2,019
Inventory Cost	7,000	20,067	7,000	30,219
Cost of Sales	23,439	27,076	23,439	42,696
Interest & Other	(8,364)	(67,737)	(8,364)	(7,870)

I.               CHANGE IN FINANCIAL POSITION IN THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                  In the three months period ended September 30, 2001, an increase in the deficit of working capital of $23,989 resulted from a net loss from operations of $24,133 and non-fund charges of $132. The liability for deferred revenue decreased to $2,100.

II.              INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME THREE MONTH PERIOD LAST YEAR.

                  Revenue for the quarter ended September 30, 2001, was $7,670 lower by $58,447 (88%) than the results one year earlier. Operating costs were lower in the most recent quarter by $19,257 or 45% compared to the prior year. The result was an operating loss of $15,769 and a net loss of $24,133 compared to a net profit of $15,553 in the quarter ended one year earlier.  The variations shown in the period-to-period comparison are principally related to the phase out of the microbiological instruments product manufacturing that characterizes the  three month periods.  In the most recent quarter, manufacturing was limited to Model 100BX Radiometers. This activity is reflected in the recent quarter by the decrease of about $23,219 in inventory costs.  Maintenance, repair and recalibration services yielded revenue of about $1,850.

                  In the opinion of Management, continued stringent control of costs will be necessary for continued operations while seeking new opportunities in the following quarter.

                                                              PART II. OTHER FINANCIAL INFORMATION

ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, hampering the development of new business to the fullest extent possible.  The shortage is the result of debt in the form of notes and interest payable to a current and three former directors of the Company.  In the opinion of Management, the Company is in a position to sustain operations at least until such time as the results of current  negotiations for new business are determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depends upon sustained operations as a going concern.

The dollar amount of the backlog as of September 30, 2001 was $800, a decrease of $915 from the backlog of the preceding quarter ended June 30, 2001.

ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXOTECH INCORPORATED

REGISTRANT

DATE:	November 9, 2001

/s/ Robert G. Lyle
ROBERT G. LYLE, PRESIDENT AND CHIEF
EXECUTIVE OFFICER