Form 10-Q
period 2001-12-31
EXOTECH INC
filed 2002-02-12
CIK 34047

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  DECEMBER 31, 2001                COMMISSION FILE NO. 0-4076
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

CLASS:                          COMMON STOCK, PAR VALUE $0.10
                                -----------------------------
OUTSTANDING AT
   DECEMBER 31, 2001                 942,387
                                     -------

                              EXOTECH INCORPORATED


                                      INDEX




PART I            FINANCIAL INFORMATION                                                   PAGE NO.

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  DECEMBER 31, 2001 AND JUNE 30, 2001..............................          2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - SIX MONTHS ENDED
                  DECEMBER 31, 2001 AND 2000.......................................          3

                  STATEMENT OF CASH FLOWS FOR THREE
                  MONTHS ENDED DECEMBER 31, 2001 AND 2000..........................          4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS.............................................          5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS....................................................          6



PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION......................................          8

                  SIGNATURES.......................................................          9



                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                 DECEMBER 31,                         JUNE 30,
                                                                     2001                                2001
                                                              -------------------                    -----------
                                                                  (Unaudited)
CURRENT ASSETS

Accts. Receivable, Net                                               $ 265                           $ 13,615
Inventories
 Work in Process                                                   189,357                            196,857
 Raw Materials                                                      32,625                             32,625
 Finished Goods                                                     14,000                             14,000
Cash and Other Current Assets                                        3,150                              1,078
                                                                  ---------                          ---------
Total Current Assets                                              $239,397                           $258,175

PROPERTY, PLANT AND EQUIPMENT
 NET                                                                 1,402                              1,696
OTHER NON CURRENT ASSETS                                             3,880                              3,880
                                                                  --------                           --------
TOTAL ASSETS                                                      $244,679                           $263,751
                                                                  ========                           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                           $ 12,550                            $10,391
Other Current Liabilities                                          415,330                            400,612
Notes Payable                                                      415,594                            411,126
                                                                   -------                            -------
Total Current Liabilities                                         $843,474                           $822,129

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014                             97,014

Paid-in-Surplus                                                  1,169,645                          1,169,645
Deficit                                                         (1,753,034)                        (1,712,617)
Treasury Stock (27,748 shares)                                    (112,420)                          (112,420)
                                                                  ---------                          ---------
Total Shareholders' Equity                                        (598,795)                          (558,378)
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                           $244,679                           $263,751
                                                                  ========                           ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                             2001                              2000
                                     3 Mos.          6 Mos.           3 Mos.          6 Mos.
                                             ENDED                             ENDED
 REVENEUE:                           12/31           12/31            12/31           12/31
                                     -----           -----            -----           -----
Contract Sales                       7,670            9,019           42,776          108,893

EXPENSES
Direct Labor                           132              132              270            2,113
Overhead                             8,990           13,388            2,241            9,373
Materials                               10               68            1,398            2,000
Other Direct Costs                    --                115            4,043            4,924
General & Administrative             7,307           12,366            1,822            3,841
Inventory                            7,000            7,500           43,272           73,491
                                  --------         --------         --------         --------

Cost of Sales                       23,439           33,569           53,046           95,742

Operating Income (Loss)            (15,769)         (24,550)         (10,270)          13,151

Other Income (Expenses)               --               --             17,867           17,869
Interest & Other                    (8,364)         (15,867)          (7,860)         (15,730)

NET INCOME BEFORE TAX              (24,133)         (40,417)            (263)          15,290
State Income Tax Provision            --               --               --               --
                                  --------         --------         --------         --------
NET INCOME (LOSS)                  (24,133)         (40,417)            (263)          15,290

Avg. No. Shares O/S                942,387          942,387          942,387          942,387

EARNINGS (LOSS)
PER COMMON SHARE                     (0.03)           (0.04)            --              0.016
Dividend per Common Share             None             None             None             None



                       EXOTECH INCORPORATED AND SUBSIDIARY
                           STATEMENT OF CASH FLOWS FOR
                          SIX MONTHS ENDED DECEMBER 31,



                                                               2001             2000
                                                               ----             ----

CASH FLOWS FROM OPERATING TRANSACTIONS
--------------------------------------

Net Income (Loss)                                            $(40,417)        $ 15,290
Add: Non cash Income Determinants
     Depreciation and Amortization                                284              284
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                13,350             (925)
     (Increase) Decrease in Prepaid Expenses                      524            1,296
     (Increase) Decrease in Inventory                           7,500           (3,989)
     Increase (Decrease) in Accts. Payable                      1,384            5,739
     Increase (Decrease) in Payroll/Emp. Benefits              (2,070)         (31,961)
     Increase (Decrease) in Accrued Interest                   16,690           15,568
     Increase (Decrease) in Deferred Revenue                      107              -0-
                                                             --------         --------

Cash PROVIDED BY or (USED) FOR Operating Transactions          (2,648)           1,302

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                            19,250                0
Payment on Notes                                              (14,781)          (2,305)
                                                             --------         --------
Cash PROVIDED BY or (USED FOR) Financing Transactions           4,469           (2,305)

CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits                                                          -0-              -0-
Purchase of Equipment                                             -0-              -0-
                                                             --------         --------

Cash PROVIDED BY or (USED FOR) Investing Transactions             -0-              -0-

INCREASE (DECREASE) IN CASH                                     1,821           (1,003)

CASH BALANCE - BEGINNING                                        1,329            1,921
                                                             --------         --------
CASH BALANCE - ENDING                                        $  3,150         $    918



                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001 and June 30, 2001 and the results of operations and changes in financial position for the three months ended December 31, 2001 and 2000 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the six months ended December 31, 2001 and 2000.


NOTE 3.

Notes Payable at December 31, 2001 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $260,594 are payable with interest at 8.5% per annum to one officer/employee.


NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.


NOTE 5.

The Company received cash deposits from its tenant amounting to $4,265 at June 30, 2001. At December 31, 2001 the tenant prepaid utilities increasing the balance of this liability to $4,372.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:


                                                               COMPARISON OF
                                    ---------------------------------------------------------------------
                                    THREE MONTHS ENDED       THREE MONTHS ENDED        SIX MONTHS ENDED
                                    31-Dec      30-Sep       31-Dec      31-Dec        31-Dec      31-Dec
                                     2001        2001         2001        2000          2001        2000
                                     ----        ----         ----        ----          ----        ----
Net Sales                          $9,019       $7,670        $1,349     $42,776        $ 9,019   $108,893
Direct Cost & Overhead             13,703        9,132         4,571       7,952         13,703     18,410
General & Administrative Expense   12,366        7,307         5,059       1,822         12,366      3,841
Inventory Cost                      7,500        7,000           500      43,272          7,500     73,491
Cost of Sales                      33,569       23,439        10,130      53,046         33,569     95,742
Interest & Other                  (15,867)      (8,364)       (7,503)     10,009        (15,867)     2,139


I.   CHANGE IN FINANCIAL POSITION IN THE SIX MONTHS ENDED DECEMBER 31, 2001.
     -----------------------------------------------------------------------

     In the six months period ended December 31, 2001, an increase in the deficit of working capital of $40,123 resulted from a net loss from operations of $40,417 and non-fund charges of $294. The liability for deferred revenue decreased to $4,372.



II.  INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME SIX MONTH PERIOD
     ---------------------------------------------------------------------------
     LAST YEAR.
     ----------

     Revenue for the six months ended December 31, 2001, was $9,019 lower by $99,874 (92%) than the results one year earlier. Cost of sales and operating costs were lower in the most recent six months by $80,042 or 70% compared to the prior year. The result was an operating loss of $24,550 and a net loss of $40,417 compared to net income of $15,290 in the six months ended one year earlier. The variations shown in the period-to-period comparison are principally related to the phase out of the microbiological instruments product manufacturing that characterizes the six month periods. In the most recent six months, manufacturing was limited to Model 100BX Radiometers. This activity is reflected in the recent six months by the decrease of about $65,991 in inventory costs. Most of the revenue for the six months ended December 31, 2001 as from maintenance, repair and re-calibration services.

     In the opinion of Management, continued stringent control of costs will be necessary for continued operations while seeking new sales opportunities for the sale of Radiometers.

                      PART II. OTHER FINANCIAL INFORMATION



ITEM 5.

As in the past, a shortage of working capital continues to be a significant problem, hampering the development of new business to the fullest extent possible. The shortage is the result of debt in the form of notes and interest payable to a current and three former directors of the Company. In the opinion of Management, the Company is in a position to sustain operations at least until such time as the results of current negotiations for new business are determinable. Ultimate realization of the carrying value of prepaid expenses and advances, property and equipment, and miscellaneous other assets shown in the accompanying balance sheet depends upon sustained operations as a going concern. Further complicating this process is the death of the Company's president and chief executive officer on January 18, 2002. The affairs of the Company are currently being run by the Board of Directors.

The dollar amount of the backlog as of December 31, 2001 was $0, a decrease of $800 from the backlog of the preceding quarter ended September 30, 2001.


ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EXOTECH INCORPORATED

                                                      REGISTRANT




DATE:         February 11, 2002
     -------------------------------------





/s/ Theodore J. Parreco
--------------------------
Secretary