Form 10-Q
period 2002-03-31
EXOTECH INC
filed 2002-08-23
CIK 34047

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.



                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED:  MARCH 31, 2002          COMMISSION FILE NO. 0-4076
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

CLASS:                                      COMMON STOCK, PAR VALUE $0.10
                                            -----------------------------
OUTSTANDING AT
   MARCH 31 , 2002                                   942,387
                                                     -------

                              EXOTECH INCORPORATED


                                      INDEX


PART I            FINANCIAL INFORMATION                                                   PAGE NO.
                  CONSOLIDATED CONDENSED BALANCE SHEET
                  MARCH 31, 2002 AND JUNE 30, 2001.................................          2

                  CONSOLIDATED CONDENSED STATEMENT OF
                  OPERATIONS - SIX MONTHS ENDED
                  MARCH 31, 2002 AND 2001..........................................          3

                  STATEMENT OF CASH FLOWS FOR THREE
                  MONTHS ENDED MARCH 31, 2002 AND 2001.............................          4

                  NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS.............................................          5

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF CONSOLIDATED CONDENSED STATEMENT
                  OF OPERATIONS....................................................          6



PART II           OTHER INFORMATION

                  OTHER FINANCIAL INFORMATION......................................          8

                  SIGNATURES.......................................................          9


                              EXOTECH INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                MARCH 31,                           JUNE 30,
                                                                  2002                                2001
                                                              --------------                      -----------
                                                               (Unaudited)
CURRENT ASSETS

Accounts Receivable, Net                                       $     6,690                        $    13,615
Inventories
 Work in Process                                                   132,000                            196,857
 Raw Materials                                                           0                             32,625
 Finished Goods                                                          0                             14,000
Cash and Other Current Assets                                        1,182                              1,329
                                                               -----------                        -----------
Total Current Assets                                           $   139,872                        $   258,426

PROPERTY, PLANT AND EQUIPMENT NET                                    1,260                              1,696
OTHER NON CURRENT ASSETS                                             3,674                              3,629
                                                               -----------                        -----------
TOTAL ASSETS                                                   $   144,806                        $   263,751
                                                               ===========                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accts. Payable & Other Accrued Expenses                        $       565                        $    10,391
Other Current Liabilities                                          424,050                            400,612
Notes Payable                                                      418,094                            411,126
                                                               -----------                        -----------
Total Current Liabilities                                      $   842,709                        $   822,129

SHAREHOLDERS EQUITY
Common Stock, Par Value $.10 per share;
 1,500,000 shares authorized; 970,135
 issued; 942,387 outstanding                                        97,014                             97,014

Paid-in-Surplus                                                  1,169,645                          1,169,645
Deficit                                                         (1,852,142)                        (1,712,617)
Treasury Stock (27,748 shares)                                    (112,420)                          (112,420)
                                                               -----------                        -----------
Total Shareholders' Equity                                        (697,903)                          (558,378)
                                                               -----------                        -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $   144,806                        $   263,751
                                                               ===========                        ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              EXOTECH INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                         2002                                  2001
                                              3 Mos.                9 Mos.             3 Mos.            9 Mos.
                                                         ENDED                                 ENDED
REVENEUE:                                    03/31                 03/31              03/31             03/31
                                              -----                 -----              -----             -----
Contract Sales                             $   6,775             $  15,793         $   10,051         $ 118,944

EXPENSES
Direct Labor                                     --                    132                974             3,087
Overhead                                      (2,796)               10,656              3,719            13,092
Materials                                        --                     68                --              2,000
Other Direct Costs                               --                    115                --              3,351
Travel                                                                                    --              1,573
General & Administrative                      (3,773)                8,594              2,640             6,481
Inventory                                    111,482               111,482             17,019            90,510
                                           ---------             ---------          ---------         ---------

Cost of Sales                                104,913               131,047             24,352           120,094

Operating Income (Loss)                      (98,138)             (115,254)           (14,301)           (1,150)

Other Income (Expenses)                         --                    --               14,191            32,060
Miscellaneous Income                           4,487                 5,349
Interest & Other                             (12,892)              (29,620)            (7,714)          (23,444)

NET INCOME BEFORE TAX                       (106,543)             (139,525)            (7,824)            7,466
State Income Tax Provision                      --                    --                 --                --
                                           ---------             ---------          ---------         ---------
NET INCOME (LOSS)                          $(106,543)            $(139,525)         $  (7,824)        $   7,466
                                           =========             =========          =========         =========

Avg. No. Shares O/S                          942,387               942,387            942,387           942,387

EARNINGS (LOSS)
PER COMMON SHARE                               (0.11)                (0.15)             (0.01)             0.01
Dividend per Common Share                       None                  None               None              None


                       EXOTECH INCORPORATED AND SUBSIDIARY
                           STATEMENT OF CASH FLOWS FOR
                           NINE MONTHS ENDED MARCH 31,

                                                                                2002                       2001
                                                                                ----                       ----
CASH FLOWS FROM OPERATING TRANSACTIONS

Net Income (Loss)                                                           $ (139,525)                  $   7,466
Add: Non cash Income Determinants
     Depreciation and Amortization                                                 436                         427
Add (Deduct): Changes in Current Assets & Liabilities
     (Increase) Decrease in Accounts Receivable                                  6,925                      11,453
     (Increase) Decrease in Other Current Assets                                  (251)                      1,737
     (Increase) Decrease in Inventory                                          111,482                        (491)
     Increase (Decrease) in Accts. Payable                                      (9,826)                     (5,701)
     Increase (Decrease) in Payroll/Emp. Benefits                               (1,879)                    (34,250)
     Increase (Decrease) in Accrued Interest                                    29,582                      23,183
     Increase (Decrease) in Deferred Revenue                                    (4,265)                    (10,467)
                                                                             ---------                   ---------

Cash PROVIDED BY or (USED) FOR Operating Transactions                           (7,321)                      4,424

CASH FLOWS FROM FINANCING TRANSACTIONS:

Proceeds from Notes                                                             21,750                        --
Payment on Notes                                                               (14,782)                     (3,875)
                                                                             ---------                   ---------
Cash PROVIDED BY or (USED FOR) Financing Transactions                            6,968                      (3,875)

CASH FLOWS FROM INVESTING TRANSACTIONS:

Deposits                                                                           206                        --
Purchase of Equipment                                                             --                          --
                                                                             ---------                   ---------

Cash PROVIDED BY or (USED FOR) Investing Transactions                              206                        --

INCREASE (DECREASE) IN CASH                                                       (147)                        549

CASH BALANCE - BEGINNING                                                         1,329                       1,921
                                                                             ---------                   ---------
CASH BALANCE - ENDING                                                        $   1,182                   $   2,470


                              EXOTECH INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.

In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and June 30, 2001 and the results of operations and changes in financial position for the three months ended March 31, 2002 and 2001 of Exotech Incorporated and its inactive wholly-owned consolidated subsidiary, Exotech Research & Analysis, Inc. There are no significant intercompany transactions.


NOTE 2.

Per share computations have been based on the weighted average shares outstanding of 942,387 for the nine months ended March 31, 2002 and 2001.


NOTE 3.

Notes Payable at March 31, 2002 consist of four demand notes of $100,000, $8,000 and $47,000, payable with interest at 8.5% per annum to three of the Company's former directors. In addition, notes amounting to $263,094 are payable with interest at 8.5% per annum to one officer/employee.


NOTE 4.

Inventory cost shown in the cost of sales represents the cost of production of goods sold that were incurred in the prior fiscal year.


NOTE 5.

The Company received cash deposits from its tenant amounting to $4,265 at June 30, 2001. At March 31, 2002 the tenant's balance consists of a security deposit of $2,100.

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

A summary of the period to period changes in the principal items included in the consolidated statement of operations is shown below:


                                      --------------------------------------COMPARISON OF ---------------------------------------
                                          THREE MONTHS ENDED             THREE MONTHS ENDED              NINE MONTHS ENDED
                                        Mar 31          Dec 31        March 31        March 31       March 31         March 31
                                         2002            2001           2002            2001           2002             2001
                                         ----            ----           ----            ----           ----             ----
Net Sales                             $   6,775       $   7,670       $   6,775       $  10,051      $  15,793       $ 118,944
Direct Cost & Overhead                   (2,796)          9,132          (2,796)          4,693         10,971          23,103
General & Administrative Expense         (3,773)          7,037          (3,773)          2,640          8,594           6,481
Inventory Cost                          111,482           7,000         111,482          17,019        111,482          90,510
Cost of Sales                           104,913          23,439         104,913          24,352        131,047         120,094
Interest & Other                         12,892          (8,364)         12,892           7,714        (29,620)         23,444


I.    CHANGE IN FINANCIAL POSITION IN THE NINE MONTHS ENDED MARCH 31, 2002.
      ---------------------------------------------------------------------

      In the nine months period ended March 31, 2002, an increase in the deficit of working capital of $139,134 resulted from a net loss from operations of $115,254 and non-fund charges of $24,273. The liability for deferred revenue decreased to zero.



II. INCOME AND EXPENSE IN THE MOST RECENT QUARTER AND THE SAME NINE MONTH PERIOD LAST YEAR.

      Revenue for the nine months ended March 31, 2002, was $15,793 lower by $103,151 (87%) than the results one year earlier. Cost of sales and operating costs were increased in the most recent nine months by $10,953 or 9% compared to the prior year. This was due in part to reducing inventory by $103,982 to adjust to the lower of cost or market. The result was an operating loss of $115,254 and a net loss of $139,525 compared to net income of $7,466 in the nine months ended one year earlier. The variations shown in the period-to-period comparison are principally related to the phase out of the microbiological instruments product manufacturing that characterizes the nine-month periods. In the most recent nine months, manufacturing was limited to Model 100BX Radiometers. This activity is reflected in the recent nine months by the decrease of about $111,482 in inventory costs.

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

The dollar amount of the backlog as of March 31, 2002 was $0, which was no change from the backlog of the preceding quarter ended December 31, 2001.


ITEM 6 (B)

No reports on Form 8-K were filed in this quarter, ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     EXOTECH INCORPORATED

                                                         REGISTRANT




DATE:    AUGUST 20, 2002
         -------------------------------





/S/ THEODORE J. PARRECO
---------------------------
Secretary